Form 10-Q
period 2016-06-30
MBC FUNDING II CORP.
filed 2016-07-28
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to _______________________________________

Commission File Number: 001-37726

MBC FUNDING II CORP.

(Exact name of registrant as specified in its charter)

New York	81-0758358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Cutter Mill Road, Great Neck, New York 11021

(Address of principal executive offices)

(516) 444-3400

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of July 28, 2016, the Issuer had a total of 100 shares of Common Stock, $.001 par value per share, outstanding.

MBC FUNDING II CORP.
TABLE OF CONTENTS

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the risk factors discussed in more detail in the section entitled “Risk Factors” in the Prospectus with respect to our initial public offering, dated April 15, 2016, as may be supplemented or amended from time to time and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in this report.  The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEET

June 30, 2016
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,608
Short term loans receivable	4,545,000
Interest receivable on loans	38,575
Other current assets	2,500
Total current assets	4,646,683

Long term loans receivable	2,720,000
Total assets	$7,366,683

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$15,000
Due to Parent Company	772,336
Total current liabilities	787,336
Long term liabilities:
Senior secured notes (net of deferred financing costs of $721,466)	5,278,534
Due to Parent Company	1,200,000
Total liabilities	7,265,870

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	---
Additional paid-in capital	100
Retained earnings	100,713
Total stockholder’s equity	100,813
Total liabilities and stockholder’s equity	$7,366,683

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENT OF OPERATIONS

(unaudited)

Three Months Ended June 30,
2016
Interest income from loans	$164,166
Total Revenue	164,166

Operating costs and expenses:
Interest and amortization of debt service costs	60,350
General and administrative expenses	3,103
Total operating costs and expenses	63,453

Net income	$100,713

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENT OF CASH FLOWS

(unaudited)

Three Months Ended June 30,
2016
Cash flows from operating activities:
Net Income	$100,713
Adjustment to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	15,350
Changes in operating assets and liabilities:
Interest receivable on loans	(38,575)
Other current and non current assets	(2,500)
Accounts payable and accrued expenses	15,000
Net cash provided by operating activities	89,988

Cash flows from financing activities:
Proceeds from public offering, net	5,263,184
Loans purchased from parent company	(5,263,184)
Repayment of amount due to parent company	(29,480)
Proceeds from the issuance of common stock	100
Net cash used in financing activities	(29,380)
Net increase in cash and cash equivalents	60,608
Cash and cash equivalents, beginning of period	---
Cash and cash equivalents, end of period	$60,608

Supplemental Cash Flow Information:
Interest paid during the period	$30,000
Noncash Financing and Investing Activities:
Payable due to parent company incurred in connection with loans purchased from parent company	$2,001,816

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2016

1.	THE COMPANY

The accompanying unaudited financial statements have been prepared by MBC Funding II Corp. (“the Company”), a New York corporation, formed in December 2015 as a wholly-owned subsidiary of Manhattan Bridge Capital, Inc., a New York corporation (“MBC”), in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

The Company, organized specifically for the purpose of the public offering of the Notes (see Note 3), recognizes revenues in accordance with ASC 605, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable, and (iv) collectability is reasonably assured.

Interest income from commercial loans is recognized, as earned, over the loan period. Costs incurred in connection with the senior secured note (See Note 4) issued by the Company are being amortized over ten years, using the straight-line method.

2.	RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The ASU intends to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted for certain provisions. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. For public companies, the ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For private companies, the ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, as well as reasonable and supportable forecasts. For public companies who file with SEC, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For public business entities that are not SEC filers, the ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For privately held companies, ASU 2016-13 is effective for fiscal years beginning after December 15, 2020, and for interim periods within fiscal years beginning after December 15, 2021. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

3.	PUBLIC OFFERING

On April 25, 2016, the Company completed a firm commitment underwritten public offering (“IPO”) of 6% senior secured notes due April 22, 2026 (the “Notes”). MBC has guaranteed the Company’s obligations under the Notes and has secured that guaranty with a pledge of all the outstanding common shares of the Company it owns. The gross proceeds to the Company from this offering were $6,000,000, and the net proceeds were approximately $5,300,000, after deducting the underwriting discounts and commissions and other offering expenses. The Company utilized the proceeds to purchase a pool of mortgage loans from MBC, which MBC in turn used to pay down its Webster Credit Line.

4.	SENIOR SECURED NOTES

The Notes are 6% senior secured notes, due April 22, 2026, and have a principal amount of $1,000 each. On April 25, 2016, the Company issued Notes in the IPO in the aggregate principal amount of $6,000,000 under the Indenture, dated April 25, 2016, among the Company, as Issuer, MBC, as Guarantor, and Worldwide Stock Transfer LLC (“Worldwide”), as Indenture Trustee (the “Indenture”). The Notes are listed on the NYSE MKT and trade under the symbol “LOAN/26”. Interest accrues on the Notes commencing on May 16, 2016. The accrued interest is payable monthly in cash, in arrears, on the 15th day of each calendar month commencing June 2016.

Under the terms of the Indenture, the aggregate outstanding principal balance of the mortgage loans held by the Company, together with the Company’s cash on hand, must always equal at least 120% of the aggregate outstanding principal amount of the Notes at all times. To the extent the aggregate principal amount of the mortgage loans owned by the Company plus the Company’s cash on hand is less than 120% of the aggregate outstanding principal balance of the Notes, the Company is required to repay, on a monthly basis, the principal amount of the Notes equal to the amount necessary such that, after giving effect to such repayment, the aggregate principal amount of all mortgage loans owned by the Company plus, the Company’s cash on hand at such time is equal to or greater than 120% of the outstanding principal amount of the Notes. For this purpose, each mortgage loan is deemed to have a value equal to its outstanding principal balance, unless the borrower is in default of its obligations.

The Company may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium; provided that (i) if the Notes are redeemed on or after April 22, 2019 but prior to April 22, 2020, the redemption price will be 103% of the principal amount of the Notes redeemed and (ii) if the Notes are redeemed on or after April 22, 2020 but prior to April 22, 2021, the redemption price will be 101.5% of the principal amount of the Notes redeemed plus, in either case, the accrued but unpaid interest on the Notes redeemed up to, but not including, the date of redemption.

Each Noteholder has the right to cause the Company to redeem his, her, or its Notes on April 22, 2021. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest up to, but not including, the date of redemption, without penalty or premium. In order to exercise this right, the Noteholder must notify the Company, in writing, no earlier than November 22, 2020 and no later than January 22, 2021. All Notes that are subject to a properly and timely notice will be redeemed on April 22, 2021. Any Noteholder who fails to make a proper and timely election will be deemed to have waived his, her or its right to have his, her or its Notes redeemed prior to the maturity date.

The Company is obligated to offer to redeem the Notes if there occurs a “change of control” with respect to the Company or MBC or if the Company or MBC sell any assets unless, in the case of an asset sale, the proceeds are reinvested in the business of the seller. The redemption price in connection with a “change of control” will be 101% of the principal amount of the Notes redeemed plus accrued but unpaid interest thereon up to, but not including, the date of redemption. The redemption price in connection with an asset sale will be the outstanding principal amount of the Notes redeemed plus accrued but unpaid interest thereon up to, but not including, the date of redemption.

5.	COMMERCIAL LOANS

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Notes 3 and 4). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount.  At June 30, 2016, the pool of mortgage loans is comprised of 20 loans with an aggregate outstanding principal balance of $7,265,000.

6.	DUE TO PARENT COMPANY

The Company utilized the net proceeds from the IPO to purchase a pool of mortgage loans from MBC. Under the Indenture, The aggregate principal amount of the mortgage loans owned by the Company plus the Company’s cash on hand always must be equal to at least 120% of the outstanding principal amount of the Notes until the Notes are paid in full. The long-term portion of the amount due to parent company represents the additional 20% of the required security.

The short-term portion principally represents the costs paid by MBC on behalf of the Company in connection with the senior secured notes issuance. The Company collects payments of interest and principal on the mortgages the Company holds and uses those funds to make the required interest payments to the Noteholders. Any excess cash will be distributed to MBC or held by the Company, in either case, to be used for working capital and general corporate purposes.

********

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The discussion and analysis contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements.

We are a wholly-owned subsidiary of Manhattan Bridge Capital, Inc., a New York corporation (“MBC”), formed in December 2015, specifically for the purpose of the public offering of the Notes (described below). On April 25, 2016, we sold $6,000,000 aggregate principal amount of our 6% Senior Secured Notes, due April 22, 2026 (the “Notes”), in our initial public offering (“IPO”). The Notes are secured by a first priority lien on all of our assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by MBC, which we acquired from MBC pursuant to an asset purchase agreement. The aggregate principal amount of the mortgage loans owned by us plus our cash on hand always must be equal to at least 120% of the outstanding principal amount of the Notes until the Notes are paid in full. In addition, MBC has guaranteed our obligations under the Notes and has secured that guaranty with a pledge of all of our outstanding common shares.

The Notes are listed on the NYSE MKT and trade under the symbol “LOAN/26”.

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount.  At June 30, 2016, the mortgages acquired from MBC are comprised of 20 loans with an aggregate outstanding principal balance of $7,265,000.

We were formed in December 2015 by MBC specifically for the purpose of the IPO and prior to the consummation of the IPO, in April 2016, we did not have any material operations. As a result, the financial statements included elsewhere in this report and the results of operations below are only with respect to the three months ended June 30, 2016. As of April 2016, we collect payments of interest and principal on the mortgages we hold and use those funds to make the required interest payments to the Noteholders. Any excess cash will be distributed to MBC or held by us, in either case, to be used for working capital and general corporate purposes.

Results of Operations

Three Months Ended June 30, 2016

Revenue

Total revenues of approximately $164,000 represent interest income on the secured commercial loans that we purchased from MBC. (See Notes 4 and 5 to the financial statements included elsewhere in this report).

Interest and amortization of debt service costs

Interest and amortization of debt service costs of approximately $60,000 are attributable to the issuance of the Notes. (See Notes 3 and 4 to the financial statements included elsewhere in this report).

General and administrative expenses

General and administrative expenses of approximately $3,000 are comprised of fees paid to the Indenture trustee and NYSE MKT LLC, and bank fees. (See Note 4 to the financial statements included elsewhere in this report).

Liquidity and Capital Resources

At June 30, 2016, we had cash and cash equivalents of approximately $61,000 and working capital of approximately $3,859,000. Net cash provided by operating activities for the three month period ended June 30, 2016 of approximately $90,000 primarily results from our interest income. Net cash used in financing activities for the three month period ended June 30, 2016 of approximately $29,000 reflects the repayment of amount due to MBC in connection with loans purchased from MBC (See Note 5 to the financial statements included elsewhere in this report).

On April 25, 2016, in the IPO we raised gross proceeds of $6.0 million, and net proceeds of approximately $5.3 million, after deducting the underwriting discounts and commissions and other offering expenses. We utilized the net proceeds to purchase a pool of mortgage loans from MBC, which MBC in turn used to pay down its Webster Credit Line. (See Note 4 to the financial statements included elsewhere in this report).

Under the terms of the Indenture, the aggregate outstanding principal balance of the mortgage loans held by the Company, together with the Company’s cash on hand, must always equal at least 120% of the aggregate outstanding principal amount of the Notes at all times. (See Note 4 to the financial statements included elsewhere in this report).

We anticipate that our current cash balances together with our cash flows from operations will be sufficient to fund our operations for the next 12 months.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016 (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (the “SEC”) rules and forms and (ii) are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On April 15, 2016, our registration statement on Form S-11 (File No. 333-208894) for our IPO was declared effective by the SEC.  The managing underwriter for the IPO was Aegis Capital Corp.

On April 25, 2016, we consummated our IPO pursuant to which we sold Notes in aggregate principal amount of $6.0 million , raising gross proceeds of the same amount and net proceeds of approximately $5.3 million after deducting the underwriting discounts and commissions and other offering expenses. The Notes are secured by a first priority lien on all of our assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by MBC, which we acquired from MBC pursuant to an asset purchase agreement.

As of April 25, 2016, all of the net proceeds have been used to purchase a pool of mortgage loans, originated and funded by MBC.

Item 6. EXHIBITS

Exhibit No.	Description
10.1	Indenture, dated as of April 25, 2016, among Manhattan Bridge Capital, Inc., MBC Funding II Corp and Worldwide Stock Transfer, LLC(1)
10.2	Asset Purchase agreement, dated as of April 25, 2016, between Manhattan Bridge Capital, Inc. and MBC Funding II Corp.(1)
10.6	Guaranty dated April 25, 2016 of MBC Funding II Corp.(1)
31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act
31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.
(1)	Previously filed on April 27, 2016 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBC Funding II Corp. (Registrant)

Date: July 28, 2016	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2016	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)