Form 10-Q
period 2016-09-30
MBC FUNDING II CORP.
filed 2016-10-26
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to _______________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of October 26, 2016, the Issuer had a total of 100 shares of Common Stock, $.001 par value per share, outstanding.

MBC FUNDING II CORP

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the risk factors discussed in more detail in the section entitled “Risk Factors” in the Prospectus with respect to our initial public offering, dated April 22, 2016, as may be supplemented or amended from time to time and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in this report. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to MBC Funding II Corp., a New York corporation, and its predecessors.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEET

September 30, 2016
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,983
Short term loans receivable	5,305,000
Interest receivable on loans	50,837
Other current assets	1,250
Total current assets	5,402,070

Long term loans receivable	1,935,000
Total assets	$7,337,070

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued expenses	$15,000
Due to Parent Company	619,761
Total current liabilities	634,761
Long term liabilities:
Senior secured notes (net of deferred financing costs of $716,441)	5,283,559
Due to Parent Company	1,200,000
Total liabilities	7,118,320

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—
Additional paid-in capital	100
Retained earnings	218,650
Total stockholder’s equity	218,750
Total liabilities and stockholder’s equity	$7,337,070

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016
Interest income from loans	$232,258	$396,424
Total Revenue	232,258	396,424

Operating costs and expenses:
Interest and amortization of debt service costs	109,064	169,414
General and administrative expenses	5,257	8,360
Total operating costs and expenses	114,321	177,774

Net Income	$117,937	$218,650

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENT OF CASH FLOWS

(unaudited)

Nine Months Ended
September 30, 2016
Cash flows from operating activities:
Net Income	$218,650
Adjustment to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	34,414
Changes in operating assets and liabilities:
Interest receivable on loans	(50,837)
Other current assets	(1,250)
Accounts payable and accrued expenses	15,000
Net cash provided by operating activities	215,977

Cash flows from financing activities:
Proceeds from public offering, net	5,249,145
Loans purchased from parent company	(5,249,145)
Repayment of amount due to parent company	(157,056)
Deferred financing costs	(14,038)
Proceeds from the issuance of common stock	100
Net cash used in financing activities	(170,994)

Net increase in cash and cash equivalents	44,983
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$44,983

Supplemental Cash Flow Information:
Interest paid during the period	$120,000

Noncash Financing and Investing Activities:
Payable due to parent company incurred in connection with loans purchased from parent company	$1,990,855

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.
NOTES TO FINANCIAL STATEMENTS
September 30, 2016

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

The Company was formed in December 2015 by MBC specifically for the purpose of the IPO (See Note 3). Prior to the consummation of the IPO on April 25, 2016, the Company did not have any material operations. As of April 2016, the Company collects payments of interest and principal on the mortgages it holds and uses those funds to make the required interest payments to the holders of the Notes (the “Noteholders”) and certain operating expenses (See Note 4).

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force.” The ASU is to amend ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effected, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

3. PUBLIC OFFERING

On April 25, 2016, the Company completed a firm commitment underwritten public offering (“IPO”) of 6% senior secured notes due April 22, 2026 (the “Notes”). MBC has guaranteed the Company’s obligations under the Notes and has secured that guaranty with a pledge of all the outstanding common shares of the Company it owns. The gross proceeds to the Company from this offering were $6,000,000, and the net proceeds were approximately $5,200,000, after deducting the underwriting discounts and commissions and other offering expenses. The Company utilized the proceeds to purchase a pool of mortgage loans from MBC, which MBC in turn used to pay down its Webster Credit Line.

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

5. COMMERCIAL LOANS

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Notes 3 and 4). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At September 30, 2016, the pool of mortgage loans is comprised of 18 loans with an aggregate outstanding principal balance of $7,240,000.

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

The short-term portion principally represents the costs paid by MBC on behalf of the Company in connection with the senior secured notes issuance. The Company collects payments of interest and principal on the mortgages the Company holds and uses those funds to make the required interest payments to the Noteholders and certain operating expenses. Any excess cash will be distributed to MBC or held by the Company, in either case, to be used for working capital and general corporate purposes.

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

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At September 30, 2016, the mortgages acquired from MBC are comprised of 18 loans with an aggregate outstanding principal balance of $7,240,000.

Prior to the consummation of the IPO on April 25, 2016, we did not have any material operations. As of April 2016, we collect payments of interest and principal on the mortgages we hold and use those funds to make the required interest payments to the holders of the Notes and certain operating expenses. Any excess cash will be distributed to MBC or held by us, in either case, to be used for working capital and general corporate purposes.

Results of Operations

Three Months Ended September 30, 2016

Revenue

Total revenues of approximately $232,000 represent interest income on the secured commercial loans that we purchased from MBC. (See Notes 4 and 5 to the financial statements included elsewhere in this report).

Interest and amortization of debt service costs

Interest and amortization of debt service costs of approximately $109,000 are attributable to the issuance of the Notes. (See Notes 3 and 4 to the financial statements included elsewhere in this report).

General and administrative expenses

General and administrative expenses of approximately $5,000 are comprised of fees paid to the Indenture trustee and NYSE MKT LLC, bank fees as well as public relation expenses. (See Note 4 to the financial statements included elsewhere in this report).

Nine Months Ended September 30, 2016

Revenue

Total revenues of approximately $396,000 represent interest income on the secured commercial loans that we purchased from MBC. (See Notes 4 and 5 to the financial statements included elsewhere in this report).

Interest and amortization of debt service costs

Interest and amortization of debt service costs of approximately $169,000 are attributable to the issuance of the Notes. (See Notes 3 and 4 to the financial statements included elsewhere in this report).

General and administrative expenses

General and administrative expenses of approximately $8,000 are comprised of fees paid to the Indenture trustee and NYSE MKT LLC, bank fees as well as public relation expenses. (See Note 4 to the financial statements included elsewhere in this report).

Liquidity and Capital Resources

At September 30, 2016, we had cash and cash equivalents of approximately $45,000 and working capital of approximately $4,767,000. Net cash provided by operating activities for the nine month period ended September 30, 2016 of approximately $216,000 primarily results from our interest income, offset by the interest expense. Net cash used in financing activities for the nine month period ended September 30, 2016 of approximately $171,000 primarily reflects the repayment of amounts due to MBC in connection with loans purchased from MBC (See Note 5 to the financial statements included elsewhere in this report).

On April 25, 2016, in the IPO we raised gross proceeds of $6.0 million, and net proceeds of approximately $5.2 million, after deducting the underwriting discounts and commissions and other offering expenses. We utilized the net proceeds to purchase a pool of mortgage loans from MBC, which MBC in turn used to pay down its Webster Credit Line. (See Note 4 to the financial statements included elsewhere in this report).

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (the “SEC”) rules and forms and (ii) are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. EXHIBITS

Exhibit No.	Description

31.1	Chief Executive Officer Certification as required under section 302 of the Sarbanes Oxley Act

31.2	Chief Financial Officer Certification as required under section 302 of the Sarbanes Oxley Act

32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act

32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes Oxley Act

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBC Funding II Corp. (Registrant)

Date: October 26, 2016	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2016	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

