Form 10-K
period 2016-12-31
MBC FUNDING II CORP.
filed 2017-03-15
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 001-37726

MBC FUNDING II CORP.

(Exact name of registrant as specified in its charter)

New York	81-0758358
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

60 Cutter Mill Road, Great Neck, New York	11021
(Address of principal executive offices)	(Zip code)

(516) 444-3400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
6% Senior Secured Notes, due April 22, 2026	NYSE MKT

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

There is no public trading market for the shares of common stock of MBC Funding II Corp. As a result, the aggregate market value of the common units held by non-affiliates of MBC Funding II Corp cannot be determined.

As of March 15, 2017, the Registrant had outstanding 100 shares of Common Stock, par value $0.001 per share, all of which are owned by Manhattan Bridge Capital, Inc.

MBC FUNDING II CORP.

FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS.

We are a wholly-owned subsidiary of Manhattan Bridge Capital, Inc., a New York corporation (“MBC”), formed in December 2015, specifically for the purpose of the public offering of the Notes (described below). On April 25, 2016, we sold $6,000,000 aggregate principal amount of our 6% Senior Secured Notes, due April 22, 2026 (the “Notes”), in our initial public offering (“IPO”).

The Notes are 6% senior secured notes, due April 22, 2026, and have a principal amount of $1,000 each. On April 25, 2016, we issued the Notes in the IPO in the aggregate principal amount of $6,000,000 under the Indenture, dated April 25, 2016, among ourselves, as the issuer, MBC, as guarantor, and Worldwide Stock Transfer LLC, as Indenture Trustee (the “Indenture”). Interest accrues on the Notes commencing on May 16, 2016. The accrued interest is payable monthly in cash, in arrears, on the 15th day of each calendar month commencing June 2016. The Notes are listed on the NYSE MKT and trade under the symbol “LOAN/26”.

Under the terms of the Indenture, the aggregate outstanding principal balance of the mortgage loans held by us, together with our cash on hand, must always equal at least 120% of the aggregate outstanding principal amount of the Notes at all times. To the extent the aggregate principal amount of the mortgage loans owned by us plus our cash on hand is less than 120% of the aggregate outstanding principal balance of the Notes, we are required to repay, on a monthly basis, the principal amount of the Notes equal to the amount necessary such that, after giving effect to such repayment, the aggregate principal amount of all mortgage loans owned by us plus, our cash on hand at such time is equal to or greater than 120% of the outstanding principal amount of the Notes. For this purpose, each mortgage loan is deemed to have a value equal to its outstanding principal balance, unless the borrower is in default of its obligations.

We may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to any party holding a Note (each referred to as a “Noteholder”). The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium; provided that (i) if the Notes are redeemed on or after April 22, 2019 but prior to April 22, 2020, the redemption price will be 103% of the principal amount of the Notes redeemed and (ii) if the Notes are redeemed on or after April 22, 2020 but prior to April 22, 2021, the redemption price will be 101.5% of the principal amount of the Notes redeemed plus, in either case, the accrued but unpaid interest on the Notes redeemed up to, but not including, the date of redemption.

Each Noteholder has the right to cause us to redeem his, her, or its Notes on April 22, 2021. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest up to, but not including, the date of redemption, without penalty or premium. In order to exercise this right, the Noteholder must notify us, in writing, no earlier than November 22, 2020 and no later than January 22, 2021. All Notes that are subject to a proper and timely notice will be redeemed on April 22, 2021. Any Noteholder who fails to make a proper and timely election will be deemed to have waived his, her or its right to have his, her or its Notes redeemed prior to the maturity date.

We are obligated to offer to redeem the Notes if there occurs a “change of control” with respect to us or MBC or if we or MBC sell any assets unless, in the case of an asset sale, the proceeds are reinvested in the business of the seller. The redemption price in connection with a “change of control” will be 101% of the principal amount of the Notes redeemed plus accrued but unpaid interest thereon up to, but not including, the date of redemption. The redemption price in connection with an asset sale will be the outstanding principal amount of the Notes redeemed plus accrued but unpaid interest thereon up to, but not including, the date of redemption.

Prior to the consummation of the IPO on April 25, 2016, we did not have any material operations. As of April 2016, we collect payments of interest on the mortgages we hold and use those funds to make the required interest payments to the holders of the Notes and certain operating expenses. Any excess cash will be distributed to MBC or held by us, in either case, to be used for working capital and general corporate purposes. We currently maintain minimal operations and have no plans to commence any material business operations in the near or long term.

Our principal executive officers consist of Assaf Ran, who serves as our Chief Executive Officer and President, and Vanessa Kao, who serves as our Chief Financial Officer. Each of Mr. Ran and Ms. Kao serve in similar functions with our parent, MBC.

ITEM 1A.	RISK FACTORS.

The following risk factors, among others, could affect our actual results of operations and could cause our actual results to differ materially from those expressed in forward-looking statements made by us. These forward-looking statements are based on current expectations and except as required by law we assume no obligation to update this information. You should carefully consider the risks described below and elsewhere in this Report before making an investment decision. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Our Notes are considered speculative and the trading price of our Notes could decline due to any of these risks, and you may lose all or part of your investment. The following risk factors are not the only risk factors facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

We are controlled by our parent, MBC, which in turn is controlled by our Chief Executive Officer, Assaf Ran, whose interest may not always be aligned with the interests of the Noteholders.

Noteholders will not have any voting rights with respect to us or the right to influence management or day-to-day operations of our business. The interests of MBC’s shareholders who vote may be different or even in opposition of those of creditors such as the Noteholders. As of the date of this Report, 100% of our issued and outstanding shares are owned by our parent, MBC. In addition, Assaf Ran is the majority owner of the outstanding shares of common stock of MBC. Mr. Ran is also our Chief Executive Officer and our sole director. Thus, Mr. Ran currently has and will continue to exercise effective control over all of our corporate actions.

An active public trading market for the Notes may not develop.

The Notes are currently listed on the NYSE MKT and trade under the symbol “LOAN/26”. However, we cannot assure you that a more active trading market for the Notes will develop. If a more active trading market does not develop you may not be able to sell your Notes for the price you want at the time you want. The liquidity of any such market will depend upon various factors, including:

●	the number of Noteholders;

●	the interest of securities dealers in making a market for the Notes;

●	the overall market for debt securities;

●	our financial performance and prospects; and

●	the prospects for companies in our industry generally.

We cannot assure you that you will be able to sell the Notes if you wish do so or, even if you can sell your Notes that you will recover your entire investment.

The Indenture contains restrictive covenants that may limit our operating flexibility and could adversely affect our financial condition.

The Indenture contains restrictive covenants that could adversely affect our operating flexibility as well as our financial condition. For example, the Indenture requires us to maintain a specific debt coverage ratio at all times, specifically providing that the aggregate outstanding principal balance of the mortgage loans held by us, together with our cash on hand, must always equal at least 120% of the aggregate outstanding principal amount of the Notes at all times, as well as limits or prohibits our ability to:

●	acquire or dispose of assets;

●	merge with another corporation; and

●	incur additional secured and unsecured indebtedness.

Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of the indebtedness evidenced by the Notes. For example, defaults under the mortgage loans held by us could result in a violation of the debt coverage ratio covenant. In that case, we are required to make monthly payments of principal on the Notes until such debt coverage ratio covenant is in compliance. We cannot assure you that in that event we will be able to repay all the Notes in full, or at all.

The limited covenants in the Indenture and the terms of the Notes will not provide protection against significant events that could adversely impact our obligations under the Notes.

Neither the Indenture nor the Notes require us to maintain any financial ratios or specific levels of net worth, revenues, income, cash flow or liquidity and, accordingly, do not protect the Noteholders in the event that we experience significant adverse changes in our financial condition or results of operations or protect the interest of Noteholders. For example, during the term of the Notes, the true value of the mortgage loans held by us may fluctuate based on a number of factors including interest rates on the loans relative to prevailing market rates, as well as the solvency and credit-worthiness of the borrower. However, as long as the borrowers are not in default of their obligations, we will not be deemed to be in default of the debt coverage ratio covenant in the Indenture.

We may not be able to make the required payments of interest and principal on the Notes.

Our ability to make payments of principal and interest on the Notes is subject to general economic conditions and financial, business and other factors affecting our mortgage loan portfolio, many of which are beyond our control. We cannot assure you that we will have sufficient funds available when necessary to make any required payments of interest or principal under the Notes, including payments in connection with a redemption of Notes, whether upon a change of control or upon the exercise by Noteholders of their redemption rights. Our failure to make payments of interest or principal when due could result in an event of default and would give the Indenture Trustee and the Noteholders certain rights against us. Our sole source of revenue and cash flow will be payments of interest and principal we receive with respect to our mortgage loan portfolio. To the extent the interest payments received by us exceed the payments required to be made to the Noteholders, and both prior to and after giving effect to the distribution of funds to MBC, we are in compliance with the debt coverage ratio and no default or event of default exists or would occur as a result of such distribution, we plan to distribute those excess funds to MBC. If we are unable to generate sufficient cash flow to service the debt evidenced by the Notes, we will be in default of its obligations under the Notes.

We are not obligated to contribute to a sinking fund to retire the Notes and the Notes are not guaranteed by any governmental agency.

We are not obligated to contribute funds to a sinking fund to repay principal or interest on the Notes upon maturity or default. The Notes are not certificates of deposit or similar obligations of, or guaranteed by, any depositary institution. Further, no governmental entity insures or guarantees payment on the Notes if we do not have enough funds to make principal or interest payments.

The collateral granted as security for our obligations under the Notes may be insufficient to repay the indebtedness upon an event of default.

The Notes are secured by all of our assets, which will consist primarily of mortgage loans and cash. Under the Indenture, the aggregate principal amount of the mortgage loans held by us plus our cash on hand must equal at least 120% of the outstanding principal amount of the Notes at all times. We cannot assure you that the value of the collateral will be sufficient to redeem the Notes in full should we be in default of our payment obligations under the Notes. Specifically, if the mortgage loans are in default, we cannot assure you that we will be able to sell those loans for an amount equal to or even approximately equal to the outstanding principal balance of the Notes or that the properties securing the loans in default can be sold for an amount sufficient to fully repay the mortgage loans. Finally, any foreclosure action is likely to take a considerable amount of time and involve significant costs, further eroding our ability to stay current on our obligations under the Notes. Because of the foregoing, Noteholders risk the possibility that the collateral securing our obligations under the Notes may be insufficient to repay those securities upon an event of default.

We have no obligation to redeem the Notes prior to their maturity date except in limited circumstances.

The entire outstanding principal balance of the Notes and all accrued but unpaid interest thereon will be due and payable in full on April 22, 2026, the tenth anniversary of the issue date of the Notes. Except for specifically enumerated circumstances, we have no obligation, and the Noteholders will have no right to require us, to redeem any Notes prior to their maturity date. For example, if either we or MBC enter into a transaction that constitutes a “change in control” or an “asset sale,” as such terms are defined under the Indenture, we may be obligated to offer to redeem the Notes at a redemption price equal to 101% of their principal amount, in the case of a “change in control” and 100% of their principal amount in the case of an “asset sale” plus, in either case, the accrued and unpaid interest up to, but not including, the date of redemption. The existence of a Noteholder’s right to require us to purchase his, her or its Notes upon a change of control may deter a third party from acquiring us in a transaction that constitutes a change of control. In addition, the Noteholders have a one-time right to cause us to redeem the notes on the fifth anniversary of the issue date of Notes and we have the right, but not the obligation, to redeem the Notes at any time beginning on the third anniversary of the issue date of the Notes. As a result, any investment in the Notes should be considered illiquid and unable to be redeemed until their stated maturity.

We may not be able to redeem the Notes when we are obligated to do so, which would constitute an event of default.

In connection with transactions constituting a change of control or an Asset Sale (as such terms defined in the Indenture), we may be obligated to offer to redeem the Notes at a price equal to 101% of their outstanding principal amount plus accrued and unpaid interest, if any, to, but not including, the date of repurchase. We cannot assure you that we will have sufficient financial resources available to satisfy our obligations to redeem the Notes. If we cannot, such failure would constitute an event of default under the Indenture. In addition, we cannot assure that under such circumstances Noteholders will be able to seek payment from us under the terms of the guaranty or that Noteholders would be able to sell their Notes. Thus, Noteholders could lose all or a substantial portion of your investment.

Our chief executive officer and chief financial officer are each critical to our business and our future success may depend on our ability to retain them.

Our future success depends to a significant extent on the continued efforts of our founder, president and chief executive officer, Assaf Ran, and our chief financial officer, Vanessa Kao. If we are unable to retain qualified personnel in the future, our ability to continue to operate our business will be impaired.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We do not currently own or lease any properties.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently a party to or subject to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no established public trading market for our common stock and, as a wholly owned subsidiary of MBC, we have no plans for one to develop or to list our shares on a national securities exchange. Our Notes are listed on the NYSE MKT and trade under the symbol “LOAN/26”.

As of March 15, 2017, there was 1 holder of record of our common stock.

We may pay dividends on our common stock to MBC from time to time, at the election of our Board of Directors, based on our financial position and general economic conditions, and other factors the Board of Directors deem relevant.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our audited financial statements and notes thereto contained elsewhere in this report. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements.

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

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At December 31, 2016, the pool of mortgage loans is comprised of 15 loans with an aggregate outstanding principal balance of $7,282,500.

Prior to the consummation of the IPO on April 25, 2016, we did not have any material operations. As of April 2016, we collect payments of interest on the mortgages we hold and use those funds to make the required interest payments to the holders of the Notes and certain operating expenses. Any excess cash will be distributed to MBC or held by us, in either case, to be used for working capital and general corporate purposes.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management will base the use of estimates on (a) a preset number of assumptions that consider past experience, (b) future projections, and (c) general financial market conditions. Actual amounts could differ from those estimates.

We recognize revenues in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable, and (iv) collectability is reasonably assured.

Interest income from mortgage loans held by us is recognized, as earned, over the loan period.

We present deferred financing costs in the balance sheet as a direct reduction from the related debt liability rather than an asset, in accordance with ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Costs incurred in connection with the issuance of the Notes are being amortized over ten years, using the straight-line method.

There are also areas in which in management’s judgment in selecting any available alternative would not produce a materially different result. See our audited financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by generally accepted accounting principles in the United States of America.

Results of Operations

Year Ended December 31, 2016

Total Revenue

Total revenue of approximately $641,000 represents interest income on the secured commercial loans that we purchased from MBC.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs of approximately $278,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses of approximately $12,000 are comprised of fees paid to the Indenture trustee and NYSE MKT LLC, bank fees as well as public relation expenses.

Liquidity and Capital Resources

At December 31, 2016, we had cash and cash equivalents of $81,000 and working capital of approximately $5,816,000. Net cash provided by operating activities for the year ended December 31, 2016 of approximately $368,000 primarily resulted from our interest income and amortization of deferred financing costs, offset by the interest receivable. Net cash used in financing activities for the year ended December 31, 2016 of approximately $287,000 primarily reflected the repayment of amounts due to MBC in connection with loans purchased from MBC, offset by the collections received on assigned loans on behalf of MBC.

On April 25, 2016, in the IPO we raised gross proceeds of $6.0 million, and net proceeds of approximately $5.2 million, after deducting the underwriting discounts and commissions and other offering expenses. We utilized the net proceeds to purchase a pool of mortgage loans from MBC, which MBC in turn used to pay down its existing line of credit with Webster Business Credit Corporation.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of our requirements for capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements and Notes thereto can be found beginning on page F-1, following Part III of this Annual Report on Form 10-K.

ITEM 9A.	Controls and Procedures.

1.	Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

2.	Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

The Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Our executive officers and directors and their respective ages as of March 15, 2017 are as follows:

Name	Age	Position

Assaf Ran	51	Chief Executive Officer, President and sole Director
Vanessa Kao	39	Chief Financial Officer, Treasurer and Secretary

All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected to serve subject to the discretion of the Board.

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Assaf Ran. Mr. Ran has served as the Chief Executive Officer, President and sole Director since our inception in 2015. In addition, Mr. Ran is the founder, chief executive officer and president of MBC since its inception in 1989. Mr. Ran has 28 years of senior management experience leading public and private directories businesses. Mr. Ran started several yellow page businesses from the ground up and managed to make each one of them successful.

Mr. Ran’s professional experience and background with MBC, as its director since March 1999, has given him the expertise needed to serve as one of our directors.

Vanessa Kao. Ms. Kao is the chief financial officer, Secretary and treasurer since our inception in 2015. Additionally, Ms. Kao has served as the chief financial officer, vice president, treasurer and secretary of MBC since rejoining MBC in June 2011. From July 2004 through April 2006 she served as MBC’s assistant chief financial officer. From April 2006 through December 2013, she was the chief financial officer of DAG Jewish Directories, Inc. From January 2014 through April 2016, she was also the chief financial officer of Jewish Marketing Solutions LLC. Since April 2016, she has been serving as a consultant to Jewish Marketing Solutions LLC. Ms. Kao holds a M.B.A. in Finance and MIS/E-Commerce from the University of Missouri and a Bachelor degree of Business Administration in Finance from the National Taipei University in Taiwan.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis.

CODE OF ETHICS

We are governed by the code of ethics adopted by MBC that applies to our Chief Executive Officer and Chief Financial Officer. The text of the code of conduct and ethics is available at no charge upon request.

CORPORATE GOVERNANCE

Due to the fact that we are a controlled company as defined by the NYSE MKT corporate governance rules, we are not subject to the corporate governance standards of the NYSE MKT.

Audit Committee. We do not have a standing audit committee. Currently, the Board of Directors recommends to retain or terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. We do not currently have any audit committee financial expert on our Board of Directors.

Compensation Committee. We do not have a standing Compensation Committee. The Board of Directors has not established a compensation committee primarily because we do not pay our executive officers and directors separate compensation from MBC.

Nominating Committee. We do not have a standing nominating committee. The Board of Directors has not established a nominating committee primarily because we are a wholly owned subsidiary of MBC. The entire Board of Directors currently operates as the nominating committee for us. There is no formal process or policy that governs the manner in which we identify potential candidates for the Board of Directors. We do not have a formal policy with respect to our consideration of Board of Directors nominees recommended by our stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.

We did not pay or accrue any compensation to our executive officers in 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Our named executive officers do not have any currently outstanding equity awards.

During 2016, we did not grant any stock options to our employees or directors.

DIRECTOR COMPENSATION

The Company’s director does not presently receive any compensation for his services rendered to the Company, and no remuneration was paid for or on account of services rendered by our director in such capacity in 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 15, 2017 concerning the beneficial ownership of our voting securities of (i) each current member of the Board of Directors, (ii) the executive officers included in the Summary Compensation Table above, (iii) our director and executive officers as a group, and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities.

As of March 15, 2017, we had 100 shares of common stock outstanding.

	AMOUNT OF SHARES BENEFICIALLY OWNED	PERCENTAGE OWNED

DIRECTORS AND EXECUTIVE OFFICERS
Assaf Ran	0	0%
Vanessa Kao	0	0%
TOTAL	0	0%

5% STOCKHOLDERS*

Manhattan Bridge Capital, Inc.	100	100%

*	The address of this beneficial owner is 60 Cutter Mill Road, Great Neck, New York 11021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

On April 25, 2016, we sold $6,000,000 aggregate principal amount of our Notes in our IPO. Mr. Ran purchased approximately $594,000 of the Notes in the IPO. Except for the public offering of ours Notes and Mr. Ran’s purchase of Notes in our IPO as discussed in this Report, we had no related person transactions during 2016.

DIRECTOR INDEPENDENCE

Assaf Ran, our chief executive officer, president and sole director is not deemed independent pursuant to the NYSE MKT rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by our principal accounting firm, Hoberman & Lesser, LLP, for the fiscal year ended December 31, 2016 is as follows:

(a)       Audit Fees

2016

The aggregate fees incurred during 2016 for our principal accountant covering the audit of our annual financial statements and the review of our financial statements for the second and third quarters of 2016 are included in the fees for our parent company, Manhattan Bridge Capital, Inc.

(b)       Audit-Related Fees

There were no audit-related fees billed by our principal accountant during 2016.

(c)       Tax Fees

There were no tax fees billed by our principal accountant during 2016.

(d) All Other Fees

No other fees, beyond those disclosed in this Item 14, were billed during 2016.

Pre-Approval, Policies and Procedures

Prior to engagement, the Board of Directors pre-approves these services by category of service. The fees are budgeted and the Board of Directors requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Board of Directors approves these services before engaging the independent registered public accounting firm.

The Board of Directors may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Board of Directors at its next scheduled meeting. The Board of Directors pre-approved all the above listed fees in accordance with its policy.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a) 1. Financial Statements - See Index to Financial Statements on page F-1.

2. Financial Statement Schedules – See (c) below.

3. Exhibits – See (b) below.

(b) Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

4.1	Indenture, dated as of April 25, 2016, among Manhattan Bridge Capital, Inc., MBC Funding II Corp and Worldwide Stock Transfer, LLC, including form of note (2)

10.5	Asset Purchase Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital, Inc. and MBC Funding II Corp.(2)

10.6	Continuing Guaranty of Manhattan Bridge Capital Inc. dated April 25, 2016 (2)

10.7	Pledge Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital and Worldwide Stock Transfer, LLC (2)

10.8	Amendment No. 2 to Credit Agreement, dated April 25, 2016, among Manhattan Bridge Capital, Inc., DAG Funding Solutions Inc. and Webster Business Credit Corporation (2)

10.9	Guaranty dated April 25, 2016 of MBC Funding II Corp. (2)

10.10	Intercreditor Agreement, dated as of April 25, 2016, between Webster Business Credit Corp and Worldwide Stock Transfer, LLC (2)

31.1	Chief Executive Officer Certification under Rule 13a-14 (*€)

31.2	Chief Financial Officer Certification under Rule 13a-14 (*€)

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350*

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Schema Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

** Compensation plan or arrangement for current or former executive officers and directors.

*€ Filed herewith.

(1)	Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Securities and Exchange Commission on January 26, 2016.

(2)	Previously filed as an exhibit to our Current Report Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 and incorporated herein by reference.

(c)	No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

ITEM 16. 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBC FUNDING II CORP

	By:	/s/ Assaf Ran
Assaf Ran, President, Chief Executive Officer and Director

Date: March 15, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2017:

Signature	Title

/s/ Assaf Ran	President, Chief Executive Officer and
Assaf Ran	Director (Principal Executive Officer)

/s/ Vanessa Kao	Chief Financial Officer
Vanessa Kao	(Principal Financial and Accounting Officer)

MBC FUNDING II CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Director

MBC Funding II Corp.

We have audited the accompanying balance sheet of MBC Funding II Corp. as of December 31, 2016, and the related statements of operations, changes in stockholder’s equity and cash flows for the year then ended. MBC Funding II Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MBC Funding II Corp. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hoberman & Lesser, CPA’s, LLP

Hoberman & Lesser, CPA’s, LLP

New York, New York

March 14, 2017

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEET

DECEMBER 31, 2016

Assets
Current assets:
Cash and cash equivalents	$81,000
Short term loans receivable	6,245,000
Interest receivable on loans	50,971
Total current assets	6,376,971

Long term loans receivable	1,037,500
Total assets	$7,414,471

Liabilities and Stockholder’s Equity
Current liabilities:
Accrued interest payable	$15,000
Due to Parent Company	546,427
Total current liabilities	561,427
Long term liabilities:
Senior secured notes (net of deferred financing costs of $697,669)	5,302,331
Due to Parent Company	1,200,000
Total liabilities	7,063,758

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—
Additional paid-in capital	100
Retained earnings	350,613
Total stockholder’s equity	350,713
Total liabilities and stockholder’s equity	$7,414,471

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2016

Interest income from loans	$640,848
Total Revenue	640,848

Operating costs and expenses:
Interest and amortization of deferred financing costs	278,186
General and administrative expenses	12,049
Total operating costs and expenses	290,235

Net Income	$350,613

The accompanying notes are an integral part of these financial statements.

F-4

MBC FUNDING II CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2016

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Totals
Issuance of Common stock	100	—	100		100
Net income for the year ended December 31, 206				350,613	350,613
Balance, December 31, 2016	100	$—	$100	$350,613	$350,713

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2016

Cash flows from operating activities:
Net Income	$350,613
Adjustment to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	53,186
Changes in operating assets and liabilities:
Interest receivable on loans	(50,971)
Accrued interest payable	15,000
Net cash provided by operating activities	367,828

Cash flows from financing activities:
Collections received on assigned loans on behalf of parent company	1,220,000
Repayment of amounts due to parent company	(1,492,889)
Deferred financing costs	(14,039)
Proceeds from the issuance of common stock	100
Net cash used in financing activities	(286,828)

Net increase in cash and cash equivalents	81,000
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$81,000

Supplemental Cash Flow Information:
Interest paid during the period	$210,000

Noncash Financing and Investing Activities:
Net proceeds received by parent company in connection with issuance of senior secured notes	$5,530,000
Additional offering expeneses incurred paid by parent company	$266,816
Assignments of loans from parent Company	$14,185,000
Assigned loans repaid to parent company by borrowers	$5,682,500
Payable due to parent company incurred in connection with loans receivable purchased from parent company	$2,033,355

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

1.       THE COMPANY

MBC Funding II Corp. (“the Company”), a New York corporation formed in December 2015 as a wholly-owned subsidiary of Manhattan Bridge Capital, Inc. (“MBC”), is organized specifically for the purpose of the public offering of the Notes (see Note 3). Prior to the consummation of its initial public offering of the Notes (“IPO”) on April 25, 2016, the Company did not have any material operations. As of April 2016, the Company collects payments of interest on the mortgages it holds and uses those funds to make the required interest payments to the holders of the Notes (the “Noteholders”) and certain operating expenses (See Note 4).

2.       Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management will base the use of estimates on (a) a preset number of assumptions that consider past experience, (b) future projections, and (c) general financial market conditions. Actual amounts could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with one major financial institution. Accounts at the financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000.

Credit risks associated with short term commercial loans the Company makes to small businesses and related interest receivable are described in Note 5.

Income Taxes

The Company follows Accounting Standards Codification (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2016, the Company has no material uncertain tax positions to be accounted for in the financial statements. The Company recognizes interest and penalties related to uncertain tax positions, if any, as part of income tax expense.

The Company will be treated as a “qualified REIT subsidiary” for federal income tax purposes, and not required to pay federal income tax. As such, the Company will not be treated as a separate corporation for purposes of determining whether the Company qualifies and operates as a REIT for U.S. federal income tax purposes.

Revenue Recognition

The Company recognizes revenues in accordance with ASC 605, “Revenue Recognition”, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable, and (iv) collectability is reasonably assured.

Interest income from mortgage loans held by the Company is recognized, as earned, over the loan period.

Deferred Financing Costs

The Company presents deferred financing costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.

Costs incurred in connection with the issuance of senior secured note (See Note 3) are being amortized over ten years, using the straight-line method.

Fair Value of Financial Instruments

For cash and cash equivalents, accounts payable and interest bearing commercial loans held by the Company, the carrying amount approximates fair value due to the relative short-term nature of such instruments. The Company determines the fair value of its senior secured notes using market prices which currently approximate their carrying amount.

Recent Accounting Pronouncements

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, as well as reasonable and supportable forecasts. For public companies who file with the SEC, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For public companies that are not SEC filers, the ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force.” The ASU is to amend ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. For public companies, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash - a consensus of the FASB Emerging Issues Task Force.” The ASU requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. For public companies, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

3.        PUBLIC OFFERING

On April 25, 2016, the Company completed the IPO of its 6% senior secured notes due April 22, 2026 (the “Notes”). MBC has guaranteed the Company’s obligations under the Notes and has secured that guaranty with a pledge of all the outstanding common shares of the Company it owns. The gross proceeds to the Company from this offering were $6,000,000, and the net proceeds were approximately $5,200,000, after deducting the underwriting discounts and commissions and other offering expenses. The Company utilized the proceeds to purchase a pool of mortgage loans from MBC, which MBC in turn used to pay down its existing line of credit with Webster Business Credit Corporation.

In connection with the IPO our CEO purchased approximately $594,000 of the senior secured Notes and our CFO purchased approximately $38,000 of the senior secured Notes. Subsequent to the offering our CFO purchased an additional $57,000 on the senior secured Notes, $12,000 of which were acquired subsequent to December 31, 2016.

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

Each Noteholder has the right to cause the Company to redeem his, her, or its Notes on April 22, 2021. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest up to, but not including, the date of redemption, without penalty or premium. In order to exercise this right, the Noteholder must notify the Company, in writing, no earlier than November 22, 2020 and no later than January 22, 2021. All Notes that are subject to a proper and timely notice will be redeemed on April 22, 2021. Any Noteholder who fails to make a proper and timely election will be deemed to have waived his, her or its right to have his, her or its Notes redeemed prior to the maturity date.

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

5.       COMMERCIAL LOANS

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Notes 3 and 4). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At December 31, 2016, the pool of mortgage loans is comprised of 15 loans with an aggregate outstanding principal balance of $7,282,500.

The loans typically have a maximum initial term of 12 months, and bear interest at a fixed rate of 12% to 14% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Long term loans receivable comprise the loans that were extended beyond the original maturity dates, unless it is clear that the loan will be paid back by December 31, 2017.

Credit risk profile as of December 31, 2016:

Performing loans	Developers- Residential	Developers- Mixed Used	Total outstanding loans
December 31, 2016	$6,982,500	$300,000	$7,282,500

At December 31, 2016, loans receivable from three borrowers and two groups of affiliated borrowers represent 60.7% of total loans receivable.

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

The short-term portion principally represents the costs paid by MBC on behalf of the Company in connection with the senior secured notes issuance. The Company collects payments of interest on the mortgages the Company holds and uses those funds to make the required interest payments to the Noteholders and certain operating expenses. Any excess cash will be distributed to MBC or held by the Company, in either case, to be used for working capital and general corporate purposes.

