Form 10-Q
period 2017-03-31
MBC FUNDING II CORP.
filed 2017-04-25
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Smaller reporting company [X]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of April 25, 2017, the Issuer had a total of 100 shares of Common Stock, $.001 par value per share, outstanding

MBC FUNDING II CORP.

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the risk factors discussed in more detail in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as may be supplemented or amended from time to time and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in this report. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to MBC Funding II Corp., a New York corporation, and its predecessors.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$79,708	$81,000
Short term loans receivable	6,575,000	6,245,000
Interest receivable on loans	44,879	50,971
Prepaid expense	3,750	—
Total current assets	6,703,337	6,376,971

Long term loans receivable	847,500	1,037,500
Total assets	$7,550,837	$7,414,471

Liabilities and Stockholder’s Equity
Current liabilities:
Accrued interest payable	$15,000	$15,000
Due to Parent Company	515,414	546,427
Total current liabilities	530,414	561,427
Long term liabilities:
Senior secured notes (net of deferred financing costs of $678,898 and $697,669, respectively)	5,321,102	5,302,331
Due to Parent Company	1,200,000	1,200,000
Total liabilities	7,051,516	7,063,758

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—	—
Additional paid-in capital	100	100
Retained earnings	499,221	350,613
Total stockholder’s equity	499,321	350,713
Total liabilities and stockholder’s equity	$7,550,837	$7,414,471

The accompanying notes are an integral part of these financial statements.

4

MBC FUNDING II CORP.

STATEMENT OF OPERATIONS

(unaudited)

Three Months Ended
March 31, 2017

Interest income from loans	$261,108
Total Revenue	261,108

Operating costs and expenses:
Interest and amortization of deferred financing costs	108,771
General and administrative expenses	3,729
Total operating costs and expenses	112,500

Net Income	$148,608

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENT OF CASH FLOWS

(unaudited)

Three Months Ended March 31, 2017

Cash flows from operating activities:
Net Income	$148,608
Adjustment to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	18,771
Changes in operating assets and liabilities:
Interest receivable on loans	6,092
Other current assets	(3,750)
Net cash provided by operating activities	169,721

Cash flows from financing activities:
Repayment of amounts due to parent company, net	(171,013)
Net cash used in financing activities	(171,013)

Net decrease in cash and cash equivalents	(1,292)
Cash and cash equivalents, beginning of period	81,000
Cash and cash equivalents, end of period	$79,708

Supplemental Cash Flow Information:
Interest paid during the period	$90,000

Noncash Financing and Investing Activities:
Assignments of loans from parent company	$3,970,000
Assigned loans repaid to parent company by borrowers	$3,830,000

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.
NOTES TO FINANCIAL STATEMENTS
March 31, 2017

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

The Company recognizes revenues in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition”, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of the product has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable, and (iv) collectability is reasonably assured.

Interest income from mortgage loans held by the Company is recognized, as earned, over the loan period. Costs incurred in connection with the issuance of the senior secured notes are being amortized over ten years, using the straight-line method.

The Company was formed in December 2015 by MBC specifically for the purpose conducting an initial public offering of certain notes (see Note 3). On April 25, 2016, the Company completed the initial public offering (the “IPO”) of its 6% senior secured notes due April 22, 2026 (the “Notes”). Prior to the consummation of the IPO, the Company did not have any material operations. As of April 2016, the Company collects payments of interest on the mortgages it holds and uses those funds to make the required interest payments to the holders of the Notes (the “Noteholders”) and certain operating expenses.

2. RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, as well as reasonable and supportable forecasts. For public companies that file with the Securities and Exchange Commission (the “SEC”), the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force.” The ASU is to amend ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. For public companies that file with the SEC, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash - a consensus of the FASB Emerging Issues Task Force.” The ASU requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. For public companies that file with the SEC, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

3. PUBLIC OFFERING

On April 25, 2016, the Company completed its IPO of the Notes. MBC has guaranteed the Company’s obligations under the Notes and has secured that guaranty with a pledge of all the outstanding common shares of the Company it owns. The gross proceeds to the Company from this offering were $6,000,000, and the net proceeds were approximately $5,200,000, after deducting the underwriting discounts and commissions and other offering expenses. The Company utilized the proceeds to purchase a pool of mortgage loans from MBC, which MBC in turn used to pay down its existing line of credit with Webster Business Credit Corporation.

In connection with the IPO our Chief Executive Officer purchased approximately $594,000 of the Notes and our Chief Financial Officer purchased approximately $38,000 of the Notes. Subsequent to the offering our Chief Financial Officer purchased an additional $57,000 of the Notes.

4. SENIOR SECURED NOTES

The Notes are 6% senior secured notes, due April 22, 2026, and have a principal amount of $1,000 each. On April 25, 2016, the Company issued the Notes in the IPO in the aggregate principal amount of $6,000,000 under the Indenture, dated April 25, 2016, among the Company, as Issuer, MBC, as Guarantor, and Worldwide Stock Transfer LLC, as Indenture Trustee (the “Indenture”). The Notes are listed on the NYSE MKT and trade under the symbol “LOAN/26”. Interest accrues on the Notes commencing on May 16, 2016. The accrued interest is payable monthly in cash, in arrears, on the 15th day of each calendar month commencing June 2016.

Under the terms of the Indenture, the aggregate outstanding principal balance of the mortgage loans held by the Company, together with the Company’s cash on hand, must always equal at least 120% of the aggregate outstanding principal amount of the Notes at all times. To the extent the aggregate principal amount of the mortgage loans owned by the Company plus the Company’s cash on hand is less than 120% of the aggregate outstanding principal balance of the Notes, the Company is required to repay, on a monthly basis, the principal amount of the Notes equal to the amount necessary such that, after giving effect to such repayment, the aggregate principal amount of all mortgage loans owned by the Company plus the Company’s cash on hand at such time is equal to or greater than 120% of the outstanding principal amount of the Notes. For this purpose, each mortgage loan is deemed to have a value equal to its outstanding principal balance, unless the borrower is in default of its obligations.

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

5. COMMERCIAL LOANS

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Notes 3 and 4). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At March 31, 2017, the pool of mortgage loans is comprised of 15 loans with an aggregate outstanding principal balance of $7,422,500.

The loans typically have a maximum initial term of 12 months, and bear interest at a fixed rate of 12% to 14% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Long term loans receivable comprise the loans that were extended beyond the original maturity dates, unless it is clear that the loan will be paid back by March 31, 2018.

Credit risk profile as of March 31, 2017:

Performing loans	Developers- Residential	Developers- Commercial	Total outstanding loans
March 31, 2017	$6,922,500	$500,000	$7,422,500

At March 31, 2017, loans receivable from two borrowers and a group of affiliated borrowers represent 47.2% of total loans receivable.

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

We are a wholly-owned subsidiary of Manhattan Bridge Capital, Inc., a New York corporation (“MBC”), and were formed in December 2015 specifically for the purpose of the initial public offering of the Notes (described below). On April 25, 2016, we sold $6,000,000 aggregate principal amount of our 6% Senior Secured Notes, due April 22, 2026 (the “Notes”), in our initial public offering (“IPO”). The Notes are secured by a first priority lien on all of our assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by MBC, which we acquired from MBC pursuant to an asset purchase agreement. The aggregate principal amount of the mortgage loans owned by us plus our cash on hand always must be equal to at least 120% of the outstanding principal amount of the Notes until the Notes are paid in full. In addition, MBC has guaranteed our obligations under the Notes and has secured that guaranty with a pledge of all of our outstanding common shares.

The Notes are listed on the NYSE MKT and trade under the symbol “LOAN/26”.

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At March 31, 2017, the pool of mortgage loans is comprised of 15 loans with an aggregate outstanding principal balance of $7,422,500.

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

Results of Operations

Three Months Ended March 31, 2017

Total Revenue

Total revenue of approximately $261,000 for the three months ended March 31, 2017 represents interest income on the secured commercial loans that we purchased from MBC.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs of approximately $109,000 for the three months ended March 31, 2017 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses of approximately $4,000 for the three months ended March 31, 2017are comprised of fees paid to the Indenture trustee and NYSE MKT LLC, as well as bank fees.

Liquidity and Capital Resources

At March 31, 2017, we had cash and cash equivalents of approximately $80,000 and working capital of approximately $6,173,000 compared to cash and cash equivalents of $81,000 and working capital of approximately $5,816,000 at December 31, 2016. The increase in working capital is primarily attributable to an increase in short term loans.

Net cash provided by operating activities for the three month period ended March 31, 2017 of approximately $170,000 primarily resulted from our interest income and amortization of deferred financing costs. Net cash used in financing activities for the three month period ended March 31, 2017 of approximately $171,000 reflected the repayment of amounts due to MBC in connection with loans purchased from MBC.

On April 25, 2016, we raised gross proceeds of $6.0 million in the IPO, and net proceeds of approximately $5.2 million, after deducting the underwriting discounts and commissions and other offering expenses. We utilized the net proceeds to purchase a pool of mortgage loans from MBC, which MBC in turn used to pay down its existing line of credit with Webster Business Credit Corporation.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.	EXHIBITS

Exhibit No.	Description
31.1	Chief Executive Officer Certification under Rule 13a-14
31.2	Chief Financial Officer Certification under Rule 13a-14
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBC Funding II Corp. (Registrant)

Date: April 25, 2017	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 25, 2017	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

