Form 10-Q
period 2017-06-30
MBC FUNDING II CORP.
filed 2017-07-27
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

As of July 27, 2017, the Issuer had a total of 100 shares of Common Stock, $.001 par value per share, outstanding.

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

The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to MBC Funding II Corp., a New York corporation, and its predecessors.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Loans receivable	$7,432,500	$7,282,500
Cash and cash equivalents	74,237	81,000
Interest receivable on loans	72,737	50,971
Prepaid expense	2,500	—
Total assets	$7,581,974	$7,414,471

Liabilities and Stockholder’s Equity
Liabilities:
Senior secured notes (net of deferred financing costs of $660,127 and $697,669, respectively)	$5,339,873	$5,302,331
Due to Parent Company	1,599,670	1,746,427
Accrued interest payable	15,000	15,000
Total liabilities	6,954,543	7,063,758

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—	—
Additional paid-in capital	100	100
Retained earnings	627,331	350,613
Total stockholder’s equity	627,431	350,713
Total liabilities and stockholder’s equity	$7,581,974	$7,414,471

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Interest income from loans	$240,627	$164,166	$501,736	$164,166
Total Revenue	240,627	164,166	501,736	164,166

Operating costs and expenses:
Interest and amortization of deferred financing costs	108,771	60,350	217,543	60,350
General and administrative expenses	3,729	3,103	7,458	3,103
Total operating costs and expenses	112,500	63,453	225,001	63,453
Income before income tax expense	128,127	100,713	276,735	100,713
Income tax expense	(17)	—	(17)	—
Net Income	$128,110	$100,713	$276,718	$100,713

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net Income	$276,718	$100,713
Adjustment to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	37,542	15,350
Changes in operating assets and liabilities:
Interest receivable on loans	(21,766)	(38,575)
Prepaid expenses	(2,500)	(2,500)
Accrued interest payable	—	15,000
Net cash provided by operating activities	289,994	89,988

Cash flows from financing activities:
Repayment of amounts due to parent company, net	(296,757)	(29,480)
Proceeds from the issuance of common stock	—	100
Net cash used in financing activities	(296,757)	(29,380)
Net (decrease) increase in cash and cash equivalents	(6,763)	60,608
Cash and cash equivalents, beginning of period	81,000	—
Cash and cash equivalents, end of period	$74,237	$60,608

Supplemental Cash Flow Information:
Taxes paid during the period	$17	$—
Interest paid during the period	$180,000	$30,000
Noncash Financing and Investing Activities:
Net proceeds received by parent company in connection with issuance of senior secured notes	$—	$5,530,000
Additional offering expenses incurred paid by parent company	$—	$266,816
Payable due to parent company incurred in connection with loans receivable purchased from parent company	$—	$2,001,816
Assignments of loans from parent company	$5,445,000	$8,635,000
Assigned loans repaid to parent company by borrowers	$5,295,000	$1,370,000

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2017

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

The Company was formed in December 2015 by MBC specifically for the purpose of conducting an initial public offering of certain notes (see Note 3). On April 25, 2016, the Company completed the initial public offering (the “IPO”) of its 6% senior secured notes due April 22, 2026 (the “Notes”). Prior to the consummation of the IPO, the Company did not have any material operations. As of April 2016, the Company collects payments of interest on the mortgages it holds and uses those funds to make the required interest payments to the holders of the Notes (the “Noteholders”) and certain operating expenses.

2.	RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force.” The ASU amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. For public companies that file with the SEC, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. For all entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

In connection with the IPO, our Chief Executive Officer purchased approximately $594,000 of the Notes and our Chief Financial Officer purchased approximately $38,000 of the Notes. Subsequent to the offering our Chief Financial Officer purchased an additional $57,000 of the Notes.

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

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Notes 3 and 4). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At June 30, 2017, the pool of mortgage loans is comprised of 15 loans with an aggregate outstanding principal balance of $7,432,500.

The loans typically have a maximum initial term of 12 months, bear interest at a fixed rate of 12% to 14% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Credit risk profile as of June 30, 2017:

Performing loans	Developers-Residential	Developers- Commercial	Developers-Mixed Used	Total outstanding loans
June 30, 2017	$6,482,500	$500,000	$450,000	$7,432,500

At June 30, 2017, loans receivable from two borrowers and two groups of affiliated borrowers represent 61.4% of total loans receivable.

6.	DUE TO PARENT COMPANY

The Company utilized the net proceeds from the IPO to purchase a pool of mortgage loans from MBC. Under the Indenture, the aggregate principal amount of the mortgage loans owned by the Company, plus the Company’s cash on hand, must always be equal to at least 120% of the outstanding principal amount of the Notes until the Notes are paid in full. The amount due to MBC principally represents the costs paid by MBC on behalf of the Company in connection with the senior secured notes issuance plus the additional 20% of the required security. The Company collects payments of interest on the mortgages the Company holds and uses those funds to make the required interest payments to the Noteholders and certain operating expenses. Any excess cash will be distributed to MBC or held by the Company, in either case, to be used for working capital and general corporate purposes.

7.	RECLASSIFICATIONS

During the quarter ended June 30, 2017, management determined to adopt an unclassified balance sheet format for financial statement reporting purposes in order to be consistent with common practice in the Real Estate Investment Trust (REIT) industry. Certain reclassifications have been made to the classified balance sheet as of December 31, 2016 to conform to the current period’s presentation.

In addition, certain transactions on the previously issued statement of cash flows for the six month period ended June 30, 2016 have been reclassified.

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

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amounts. At June 30, 2017, the pool of mortgage loans is comprised of 15 loans with an aggregate outstanding principal balance of $7,432,500.

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

Results of Operations

Since there were no accounting transactions that impacted our operations prior to the consummation of our IPO on April 25, 2016, the results of operations presented herein are identical for both the three month and six month periods ended June 30, 2016, which reflect results for approximately two months of operations. Accordingly, the comparisons below may not be meaningful.

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

Total Revenue

Total revenues for the three months ended June 30, 2017 and 2016 of approximately $241,000 and $164,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the three months ended June 30, 2017 and 2016 of approximately $109,000 and $60,000, respectively, are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2017 and 2016 of approximately $4,000 and $3,000, respectively, are comprised of fees paid to the Indenture trustee and NYSE MKT LLC, as well as bank fees.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

Total Revenue

Total revenues for the six months ended June 30, 2017 and 2016 of approximately $502,000 and $164,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the six months ended June 30, 2017 and 2016 of approximately $218,000 and $60,000, respectively, are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2017 and 2016 of approximately $7,000 and $3,000, respectively, are comprised of fees paid to the Indenture trustee and NYSE MKT LLC, as well as bank fees.

Liquidity and Capital Resources

At June 30, 2017, we had cash and cash equivalents of approximately $74,000 compared to cash and cash equivalents of $81,000 at December 31, 2016.

Net cash provided by operating activities for the six month periods ended June 30, 2017 and 2016 of approximately $290,000 and $90,000, respectively, primarily resulted from our interest income and amortization of deferred financing costs, offset by an increase in interest receivable on loans.

Net cash used in financing activities for the six month periods ended June 30, 2017 and 2016 of approximately $297,000 and $29,000, respectively, primarily reflected the repayment of amounts due to MBC in connection with loans purchased from MBC.

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

Since our operations commenced after the successful completion of the IPO on April 25, 2016, the cash flows for the six months ended June 30, 2016 substantially reflect cash flows activity for only approximately two months of operations compared to six months of operations during the six months ended June 30, 2017. Therefore, the comparisons above may not be meaningful.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MBC Funding II Corp. (Registrant)

Date: July 27, 2017	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2017	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

