Form 10-Q
period 2017-09-30
MBC FUNDING II CORP.
filed 2017-10-19
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________ to_______________________________

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

As of October 19, 2017, the Issuer had a total of 100 shares of Common Stock, $.001 par value per share, outstanding.

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

The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to MBC Funding II Corp., a New York corporation, and its predecessors.

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Loans receivable	$7,596,000	$7,282,500
Cash and cash equivalents	61,936	81,000
Interest receivable on loans	50,138	50,971
Prepaid expense	1,250	—
Total assets	$7,709,324	$7,414,471

Liabilities and Stockholder’s Equity
Liabilities:
Senior secured notes (net of deferred financing costs of $641,355 and $697,669, respectively)	$5,358,645	$5,302,331
Due to parent company	1,587,920	1,746,427
Accrued interest payable	15,000	15,000
Total liabilities	6,961,565	7,063,758

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—	—
Additional paid-in capital	100	100
Retained earnings	747,659	350,613
Total stockholder’s equity	747,759	350,713
Total liabilities and stockholder’s equity	$7,709,324	$7,414,471

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Interest income from loans	$233,575	$232,258	$735,311	$396,424
Total revenue	233,575	232,258	735,311	396,424

Operating costs and expenses:
Interest and amortization of deferred financing costs	108,771	109,064	326,314	169,414
General and administrative expenses	3,868	5,257	11,326	8,360
Total operating costs and expenses	112,639	114,321	337,640	177,774
Income before income tax expense	120,936	117,937	397,671	218,650
Income tax expense	(608)	—	(625)	—
Net income	$120,328	$117,937	$397,046	$218,650

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net Income	$397,046	$218,650
Adjustment to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	56,314	34,414
Changes in operating assets and liabilities:
Interest receivable on loans	834	(50,837)
Prepaid expenses	(1,250)	(1,250)
Accrued interest payable	—	15,000
Net cash provided by operating activities	452,944	215,977

Cash flows from financing activities:
Collections received on assigned loans on behalf of parent company	—	1,220,000
Repayment of amounts due to parent company, net	(472,008)	(1,377,055)
Deferred financing costs	—	(14,039)
Proceeds from the issuance of common stock	—	100
Net cash used in financing activities	(472,008)	(170,994)

Net (decrease) increase in cash and cash equivalents	(19,064)	44,983
Cash and cash equivalents, beginning of period	81,000	—
Cash and cash equivalents, end of period	$61,936	$44,983

Supplemental Cash Flow Information:
Taxes paid during the period	$625	$—
Interest paid during the period	$270,000	$120,000

Noncash Financing and Investing Activities:
Net proceeds received by parent company in connection with issuance of senior secured notes	$—	$5,530,000
Additional offering expenses incurred paid by parent company	$—	$266,816
Payable due to parent company incurred in connection with loans receivable purchased from parent company	$—	$1,976,816
Assignments of loans from parent company	$6,008,500	$11,625,000
Assigned loans repaid to parent company by borrowers	$5,695,000	$3,165,000

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

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

2. RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

In November 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash - a consensus of the FASB Emerging Issues Task Force.” The ASU requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. For public companies that file with the SEC, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The ASU expands the activities that qualify for hedge accounting and simplifies the rules for reporting hedging transactions. For public companies that file with the SEC, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

In connection with the IPO, our Chief Executive Officer purchased approximately $594,000 of the Notes and our Chief Financial Officer purchased approximately $38,000 of the Notes. Subsequent to the offering our Chief Financial Officer purchased an additional $70,000 of the Notes.

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

5. COMMERCIAL LOANS

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Notes 3 and 4). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At September 30, 2017, the pool of mortgage loans is comprised of 17 loans with an aggregate outstanding principal balance of $7,596,000.

The loans typically have a maximum initial term of 12 months, bear interest at a fixed rate of 12% to 14% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Credit risk profile as of September 30, 2017:

Performing loans	Developers- Residential	Developers- Commercial	Developers-Mixed Used	Total outstanding loans
September 30, 2017	$6,646,000	$500,000	$450,000	$7,596,000

At September 30, 2017, loans receivable from one borrower and two groups of affiliated borrowers represent 55.6% of total loans receivable.

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

In addition, certain transactions on the previously issued statement of cash flows for the nine month period ended September 30, 2016 have been reclassified.

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

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amounts. At September 30, 2017, the pool of mortgage loans is comprised of 17 loans with an aggregate outstanding principal balance of $7,596,000.

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

Results of Operations

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Total Revenue

Total revenues for the three months ended September 30, 2017 and 2016 of approximately $234,000 and $232,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the three months ended September 30, 2017 and 2016 of approximately $109,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2017 and 2016 of approximately $4,000 and $5,000, respectively, are comprised of fees paid to the Indenture trustee and NYSE MKT LLC, bank fees and public relation expenses.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Since there were no accounting transactions that impacted our operations prior to the consummation of our IPO on April 25, 2016, the results of operations presented herein for the nine months period ended September 30, 2016 reflect results for approximately five months of operations. Accordingly, the comparisons below may not be meaningful.

Total Revenue

Total revenues for the nine months ended September 30, 2017 and 2016 of approximately $735,000 and $396,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the nine months ended September 30, 2017 and 2016 of approximately $326,000 and $169,000, respectively, are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2017 and 2016 of approximately $11,000 and $8,000, respectively, are comprised of fees paid to the Indenture trustee and NYSE MKT LLC, bank fees and public relation expenses.

Liquidity and Capital Resources

At September 30, 2017, we had cash and cash equivalents of approximately $62,000 compared to cash and cash equivalents of $81,000 at December 31, 2016.

Net cash provided by operating activities was approximately $453,000 for the nine month period ended September 30, 2017, compared to approximately $216,000 for the same period ended September 30, 2016. Net cash provided by operating activities for the nine month period ended September 30, 2017 primarily resulted from our interest income and amortization of deferred financing costs. In the period ended September 30, 2016, net cash provided by operating activities primarily resulted from our interest income and amortization of deferred financing costs, offset by the interest receivable.

Net cash used in financing activities was approximately $472,000 for the nine month period ended September 30, 2017, compared to approximately $171,000 for the same period ended September 30, 2016. Net cash used in financing activities for the nine month period ended September 30, 2017 reflected the repayment of amounts due to MBC in connection with loans purchased from MBC. In the period ended September 30, 2016, net cash used in financing activities primarily reflected the repayment of amounts due to MBC in connection with loans purchased from MBC, offset by the collections received on assigned loans on behalf of MBC.

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

Since our operations commenced after the successful completion of the IPO on April 25, 2016, the cash flows for the nine months ended September 30, 2016 reflect cash flows activity for only approximately five months of operations compared to nine months of operations during the nine months ended September 30, 2017. Therefore, the comparisons above may not be meaningful.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MBC Funding II Corp. (Registrant)

Date: October 19, 2017	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 19, 2017	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

