Form 10-K
period 2017-12-31
MBC FUNDING II CORP.
filed 2018-03-19
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO _____________

COMMISSION FILE NUMBER: 001-37726

MBC FUNDING II CORP.

(Exact name of registrant as specified in its charter)

New York	81-0758358
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

60 Cutter Mill Road, Great Neck, New York	11021
(Address of principal executive offices)	(Zip code)

(516) 444-3400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
6% Senior Secured Notes, due April 22, 2026	NYSE American

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

Yes [X]       No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 19, 2018, the Registrant had outstanding 100 shares of Common Stock, par value $0.001 per share, all of which are owned by Manhattan Bridge Capital, Inc.

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

The Notes are 6% senior secured notes, due April 22, 2026, and have a principal amount of $1,000 each. On April 25, 2016, we issued the Notes in the IPO in the aggregate principal amount of $6,000,000 under the Indenture, dated April 25, 2016, among ourselves, as the issuer, MBC, as guarantor, and Worldwide Stock Transfer LLC, as Indenture Trustee (the “Indenture”). Interest accrues on the Notes commencing on May 16, 2016. The accrued interest is payable monthly in cash, in arrears, on the 15th day of each calendar month commencing June 2016. The Notes are listed on the NYSE American and trade under the symbol “LOAN/26”.

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

The Notes are currently listed on the NYSE American and trade under the symbol “LOAN/26”. However, we cannot assure you that a more active trading market for the Notes will develop. If a more active trading market does not develop you may not be able to sell your Notes for the price you want at the time you want. The liquidity of any such market will depend upon various factors, including:

●	the number of Noteholders;
●	the interest of securities dealers in making a market for the Notes;
●	the overall market for debt securities;
●	our financial performance and prospects; and
●	the prospects for companies in our industry generally.

We cannot assure you that you will be able to sell the Notes if you wish to do so or, even if you can sell your Notes that you will recover your entire investment.

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

There is no established public trading market for our common stock and, as a wholly owned subsidiary of MBC, we have no plans for one to develop or to list our shares on a national securities exchange. Our Notes are listed on the NYSE American and trade under the symbol “LOAN/26”.

As of March 19, 2018, there was 1 holder of record of our common stock.

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

The Notes are listed on the NYSE American and trade under the symbol “LOAN/26”.

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At December 31, 2017, the pool of mortgage loans is comprised of 17 loans with an aggregate outstanding principal balance of $7,546,000.

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

We present deferred financing costs in the balance sheet as a direct reduction from the related debt liability rather than an asset, in accordance with Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Costs incurred in connection with the issuance of the Notes are being amortized over ten years, using the straight-line method.

There are also areas in which in management's judgment in selecting any available alternative would not produce a materially different result. See our audited financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by generally accepted accounting principles in the United States of America.

Results of Operations

Years Ended December 31, 2017 and 2016

Since there were no accounting transactions that impacted our operations prior to the consummation of our IPO on April 25, 2016, the results of operations presented herein for the year ended December 31, 2016 reflect results for only approximately eight months of operations. Accordingly, the comparisons below may not be meaningful.

Total Revenue

Total revenues for the years ended December 31, 2017 and 2016 were approximately $969,000 and $641,000, respectively, which represent interest income on the secured commercial loans that we purchased from MBC.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for the years ended December 31, 2017 and 2016 were approximately $435,000 and $278,000, respectively, and are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for the years ended December 31, 2017 and 2016 were approximately $15,000 and $12,000, respectively, and are comprised of fees paid to the Indenture trustee and NYSE American LLC, bank fees and public relation expenses.

Liquidity and Capital Resources

At December 31, 2017, we had cash of approximately $49,000 compared to cash of $81,000 at December 31, 2016.

Net cash provided by operating activities was approximately $581,000 for the year ended December 31, 2017, compared to approximately $368,000 for the year ended December 31, 2016. Net cash provided by operating activities for the years ended December 31, 2017 and 2016 primarily resulted from our interest income and amortization of deferred financing costs, offset by the interest receivable.

Net cash used in financing activities was approximately $613,000 for the year ended December 31, 2017, compared to approximately $287,000 for the year ended December 31, 2016. Net cash used in financing activities for the year ended December 31, 2017 reflected the repayment of amounts due to MBC in connection with loans purchased from MBC. Net cash used in financing activities for the year ended December 31, 2016 primarily reflected the repayment of amounts due to MBC in connection with loans purchased from MBC, offset by the collections received on assigned loans on behalf of MBC.

On April 25, 2016, we raised gross proceeds of $6,000,000 in the IPO, and net proceeds of approximately $5,200,000 million, after deducting the underwriting discounts and commissions and other offering expenses. We utilized the net proceeds to purchase a pool of mortgage loans from MBC, which MBC in turn used to pay down its existing line of credit with Webster Business Credit Corporation.

Under the terms of the Indenture, the aggregate outstanding principal balance of the mortgage loans held by the Company, together with the Company’s cash on hand, must always equal at least 120% of the aggregate outstanding principal amount of the Notes at all times.

Since our operations commenced after the completion of the IPO on April 25, 2016, the cash flows for the year ended December 31, 2016 reflect cash flows activity for only approximately eight months of operations compared to twelve months of operations for the year ended December 31, 2017. Therefore, the comparisons above may not be meaningful.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements and Notes thereto can be found beginning on page F-1, following Part III of this Annual Report on Form 10-K.

ITEM 9A.	Controls and Procedures

1.	Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

2.	Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our internal control system was designed to provide reasonable assurances to our management and the Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Our executive officers and directors and their respective ages as of March 19, 2018 are as follows:

Name	Age	Position

Assaf Ran	52	Chief Executive Officer, President and sole Director

Vanessa Kao	40	Chief Financial Officer, Treasurer and Secretary

All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected to serve subject to the discretion of the Board.

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Assaf Ran. Mr. Ran has served as our Chief Executive Officer, President and sole Director since our inception in 2015. In addition, Mr. Ran is the founder, Chief Executive Officer and president of MBC since its inception in 1989. Mr. Ran has 29 years of senior management experience leading public and private directories businesses. Mr. Ran started several yellow page businesses from the ground up and managed to make each one of them successful.

Mr. Ran’s professional experience and background with MBC, as its director since March 1999, has given him the expertise needed to serve as one of our directors.

Vanessa Kao. Ms. Kao has served as our Chief Financial Officer, Secretary and treasurer since our inception in 2015. Additionally, Ms. Kao has served as the Chief Financial Officer, vice president, treasurer and secretary of MBC since rejoining MBC in June 2011. From July 2004 through April 2006 she served as MBC’s assistant chief financial officer. From April 2006 through December 2013, she was the chief financial officer of DAG Jewish Directories, Inc. From January 2014 through April 2016, she was also the chief financial officer of Jewish Marketing Solutions LLC. Since April 2016, she has been serving as a consultant to Jewish Marketing Solutions LLC. Ms. Kao holds a M.B.A. in Finance and MIS/E-Commerce from the University of Missouri and a Bachelor degree of Business Administration in Finance from the National Taipei University in Taiwan.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis.

CODE OF ETHICS

We are governed by the code of ethics adopted by MBC that applies to our Chief Executive Officer and Chief Financial Officer. The text of the code of conduct and ethics is available at no charge upon request.

CORPORATE GOVERNANCE

Due to the fact that we are a controlled company as defined by the NYSE American corporate governance rules, we are not subject to the corporate governance standards of the NYSE American.

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

We did not pay or accrue any compensation to our executive officers in 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Our executive officers do not have any currently outstanding equity awards.

During 2017, we did not grant any stock options to our executive officers or directors.

DIRECTOR COMPENSATION

The Company’s director does not presently receive any compensation for his services rendered to the Company, and no remuneration was paid for or on account of services rendered by our director in such capacity in 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 19, 2018 concerning the beneficial ownership of our voting securities of (i) the current member of the Board of Directors, (ii) our executive officers, (iii) our director and executive officers as a group, and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities.

As of March 19, 2018, we had 100 shares of common stock outstanding.

	AMOUNT OF SHARES BENEFICIALLY OWNED	PERCENTAGE OWNED

DIRECTORS AND EXECUTIVE OFFICERS
Assaf Ran	0	0%
Vanessa Kao	0	0%
TOTAL	0	0%

5% STOCKHOLDERS*

Manhattan Bridge Capital, Inc.	100	100%

*	The address of this beneficial owner is 60 Cutter Mill Road, Great Neck, New York 11021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

On April 25, 2016, we sold $6,000,000 aggregate principal amount of our Notes in our IPO. Mr. Ran purchased approximately $594,000 of the Notes in the IPO. Except for the public offering of our Notes and Mr. Ran’s purchase of Notes in our IPO as discussed in this Report, we had no related person transactions during 2016 or 2017 that would be required to be reported pursuant to Item 404 of Regulation S-K.

DIRECTOR INDEPENDENCE

Assaf Ran, our Chief Executive Officer, president and sole director is not deemed independent pursuant to the NYSE American rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by our principal accounting firm, Hoberman & Lesser, LLP, for the fiscal years ended December 31, 2017 and 2016 are as follows:

(a)       Audit Fees

2017

The aggregate fees incurred during 2017 for our principal accountant covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2017 are included in the fees for our parent company, Manhattan Bridge Capital, Inc.

2016

The aggregate fees incurred during 2016 for our principal accountant covering the audit of our annual financial statements and the review of our financial statements for the second and third quarters of 2016 are included in the fees for our parent company, Manhattan Bridge Capital, Inc.

(b)       Audit-Related Fees

There were no audit-related fees billed by our principal accountant during 2017 or 2016.

(c)       Tax Fees

There were no tax fees billed by our principal accountant during 2017 or 2016.

(d) All Other Fees

No other fees, beyond those disclosed in this Item 14, were billed during 2017 or 2016.

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	1. Financial Statements - See Index to Financial Statements on page F-1.

2. Financial Statement Schedules – See (c) below.

3. Exhibits – See (b) below.

(b) Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Indenture, dated as of April 25, 2016, among Manhattan Bridge Capital, Inc., MBC Funding II Corp and Worldwide Stock Transfer, LLC, including form of note (2)
10.1	Asset Purchase Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital, Inc. and MBC Funding II Corp.(2)
10.2	Continuing Guaranty of Manhattan Bridge Capital Inc. dated April 25, 2016 (2)
10.3	Pledge Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital and Worldwide Stock Transfer, LLC (2)
10.4	Amendment No. 2 to Credit Agreement, dated April 25, 2016, among Manhattan Bridge Capital, Inc., DAG Funding Solutions Inc. and Webster Business Credit Corporation (2)
10.5	Guaranty dated April 25, 2016 of MBC Funding II Corp. (2)
10.6	Intercreditor Agreement, dated as of April 25, 2016, between Webster Business Credit Corp and Worldwide Stock Transfer, LLC (2)
31.1	Chief Executive Officer Certification under Rule 13a-14 (*€)

Exhibit No.	Description

31.2	Chief Financial Officer Certification under Rule 13a-14 (*€)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 (*)
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350(*)
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

*€ Filed herewith.

(1)	Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Securities and Exchange Commission on January 26, 2016 and incorporated herein by reference.

(2)	Previously filed as an exhibit to our Current Report Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 and incorporated herein by reference.

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

MBC FUNDING II CORP.

	By:	/s/ Assaf Ran
Assaf Ran, President, Chief Executive Officer and Director
Date: March 19, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 19, 2018:

Signature	Title

/s/ Assaf Ran	President, Chief Executive Officer and
Assaf Ran	Director (Principal Executive Officer)

/s/ Vanessa Kao	Chief Financial Officer (Principal
Vanessa Kao	Financial and Accounting Officer)

MBC FUNDING II CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Director

MBC Funding II Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MBC Funding II Corp. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholder’s equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditors since 2016.

Hoberman & Lesser, LLP

New York, New York

March 16, 2018

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

	2017	2016
Assets
Loans receivable	$7,546,000	$7,282,500
Cash	48,798	81,000
Interest receivable on loans	63,039	50,971
Total assets	$7,657,837	$7,414,471
Liabilities and Stockholder’s Equity
Liabilities:
Senior secured notes (net of deferred financing costs of $622,584 and $697,669)	$5,377,416	$5,302,331
Due to parent company	1,396,912	1,746,427
Accrued interest payable	15,000	15,000
Total liabilities	6,789,328	7,063,758

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	-	-
Additional paid-in capital	100	100
Retained earnings	868,409	350,613
Total stockholder’s equity	868,509	350,713
Total liabilities and stockholder’s equity	$7,657,837	$7,414,471

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

Interest income from loans	$968,686	$640,848
Total Revenue	968,686	640,848

Operating costs and expenses:
Interest and amortization of deferred financing costs	435,085	278,186
General and administrative expenses	15,180	12,049
Total operating costs and expenses	450,265	290,235
Income before income tax expense	518,421	350,613
Income tax expense	(625)	-
Net income	$517,796	$350,613

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Totals
Issuance of Common stock	100	$-	$100		$100
Net income for the year ended December 31, 2016				350,613	350,613
Balance, December 31, 2016	100	-	100	350,613	350,713
Net income for the year ended December 31, 2017				517,796	517,796
Balance, December 31, 2017	100	$-	$100	$868,409	$868,509

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
Cash flows from operating activities:
Net Income	$517,796	$350,613
Adjustment to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	75,085	53,186
Changes in operating assets and liabilities:
Interest receivable on loans	(12,068)	(50,971)
Accrued interest payable	-	15,000
Net cash provided by operating activities	580,813	367,828

Cash flows from financing activities:
Repayment of amounts due to parent company	(613,015)	(1,492,889)
Collections received on assigned loans on behalf of parent company	-	1,220,000
Deferred financing costs	-	(14,039)
Proceeds from the issuance of common stock	-	100
Net cash used in financing activities	(613,015)	(286,828)
Net (decrease) increase in cash	(32,202)	81,000
Cash, beginning of year	81,000	-
Cash, end of year	$48,798	$81,000

Supplemental Cash Flow Information:
Taxes paid during the year	$625	$-
Interest paid during the year	$360,000	$210,000
Noncash Financing and Investing Activities:
Net proceeds received by parent company in connection with issuance of senior secured notes	$-	$5,530,000
Additional offering expeneses incurred paid by parent company	$-	$266,816
Payable due to parent company incurred in connection with loans receivable purchased from parent company	$-	$2,033,355
Assignments of loans from parent company	$6,796,000	$14,185,000
Assigned loans repaid to parent company by borrowers	$6,532,500	$5,682,500

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash with one major financial institution. Accounts at the financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000.

Credit risks associated with short term commercial loans the Company makes to small businesses and related interest receivable are described in Note 5.

Income Taxes

The Company follows Accounting Standards Codification (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2017, the Company has no material uncertain tax positions to be accounted for in the financial statements. The Company recognizes interest and penalties related to uncertain tax positions, if any, as part of income tax expense.

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

Costs incurred in connection with the issuance of senior secured notes (See Note 3) are being amortized over ten years, using the straight-line method, as the difference between use of the effective interest method is not material.

Fair Value of Financial Instruments

For cash, accounts payable and interest bearing commercial loans held by the Company, the carrying amount approximates fair value due to the relative short-term nature of such instruments. The Company determines the fair value of its senior secured notes using market prices which currently approximate their carrying amount.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” The Accounting Standards Update (“ASU”) provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. For all entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The ASU expands the activities that qualify for hedge accounting and simplifies the rules for reporting hedging transactions. For public companies that file with the Securities Exchange Commission (“SEC”), the standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In November 2017, the FASB issued ASU 2017-14, “Income Statement – Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606).” The ASU adds, amends, and supersedes certain paragraphs of the ASC pursuant to Staff Accounting Bulletin No. 116 and SEC Release 33-10403, which amends the ASC to align SEC guidance with the new guidance in ASC Topic 606. Adoption of ASU 2017-14 should be concurrent with an entity’s adoption of the guidance contained in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The adoption of this guidance did not have a material impact on the Company’s financial statements.

In February 2018, the FASB issued ASU 2018-02, “ Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The ASU amends ASC 220, Income Statement — Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. For all entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

In connection with the IPO our Chief Executive Officer purchased approximately $594,000 of the senior secured Notes and our Chief Financial Officer purchased approximately $38,000 of the senior secured Notes. Subsequent to the offering our Chief Financial Officer purchased an additional $70,000 of the Notes.

4. SENIOR SECURED NOTES

The Notes are 6% senior secured notes, due April 22, 2026, and have a principal amount of $1,000 each. On April 25, 2016, the Company issued Notes in the IPO in the aggregate principal amount of $6,000,000 under the Indenture, dated April 25, 2016, among the Company, as Issuer, MBC, as Guarantor, and Worldwide Stock Transfer LLC (“Worldwide”), as Indenture Trustee (the “Indenture”). The Notes are listed on the NYSE American and trade under the symbol “LOAN/26”. Interest accrues on the Notes commencing on May 16, 2016. The accrued interest is payable monthly in cash, in arrears, on the 15th day of each calendar month commencing June 2016.

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

5. COMMERCIAL LOANS

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Notes 3 and 4). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At December 31, 2017, the pool of mortgage loans is comprised of 17 loans with an aggregate outstanding principal balance of $7,546,000.

The loans typically have a maximum initial term of 12 months, and bear interest at a fixed rate of 12% to 14% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Credit risk profile as of December 31, 2017:

Performing loans	Developers- Residential	Developers- Commercial	Developers-Mixed Used	Total outstanding loans
December 31, 2017	$6,596,000	$500,000	$450,000	$7,546,000
December 31, 2016	$6,982,500	$-	$300,000	$7,282,500

At December 31, 2017, loans receivable from one borrower and two groups of affiliated borrowers represent 62.6% of total loans receivable. At December 31, 2016, loans receivable from three borrowers and two groups of affiliated borrowers represent 60.7% of total loans receivable.

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

7. RECLASSIFICATIONS

During the quarter ended June 30, 2017, management determined to adopt an unclassified balance sheet format for financial statement reporting purposes in order to be consistent with common practice in the Real Estate Investment Trust (REIT) industry. Certain reclassifications have been made to the classified balance sheet as of December 31, 2016 to conform to the current year’s presentation.

********

