Form 10-Q
period 2018-03-31
MBC FUNDING II CORP.
filed 2018-04-16
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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

As of April 16, 2018, the Issuer had a total of 100 shares of Common Stock, $.001 par value per share, outstanding.

MBC FUNDING II CORP.

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the risk factors discussed in more detail in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as may be supplemented or amended from time to time, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in this report. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to MBC Funding II Corp., a New York corporation, and its predecessors.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)

Assets
Loans receivable	$7,743,500	$7,546,000
Interest receivable on loans	58,064	63,039
Cash	50,447	48,798
Prepaid expense	3,750	—
Total assets	$7,855,761	$7,657,837

Liabilities and Stockholder’s Equity
Liabilities:
Senior secured notes (net of deferred financing costs of $603,813 and $622,584)	$5,396,187	$5,377,416
Due to parent company	1,450,458	1,396,912
Accrued interest payable	15,000	15,000
Total liabilities	6,861,645	6,789,328

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—	—
Additional paid-in capital	100	100
Retained earnings	994,016	868,409
Total stockholder’s equity	994,116	868,509
Total liabilities and stockholder’s equity	$7,855,761	$7,657,837

The accompanying notes are an integral part of these financial statements.

4

MBC FUNDING II CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2018	2017

Interest income from loans	$238,192	$261,108
Total revenue	238,192	261,108

Operating costs and expenses:
Interest and amortization of deferred financing costs	108,771	108,771
General and administrative expenses	3,814	3,729
Total operating costs and expenses	112,585	112,500

Net income	$125,607	$148,608

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net Income	$125,607	$148,608
Adjustment to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	18,771	18,771
Changes in operating assets and liabilities:
Interest receivable on loans	4,975	6,092
Prepaid expense	(3,750)	(3,750)
Net cash provided by operating activities	145,603	169,721

Cash flows from financing activities:
Repayment of amounts due to parent company, net	(143,954)	(171,013)
Net cash used in financing activities	(143,954)	(171,013)

Net increase (decrease) in cash	1,649	(1,292)
Cash, beginning of period	48,798	81,000
Cash, end of period	$50,447	$79,708

Supplemental Cash Flow Information:
Interest paid during the period	$90,000	$90,000

Noncash Financing and Investing Activities:
Assignments of loans from parent company	$2,732,500	$3,970,000
Assigned loans repaid to parent company by borrowers	$2,535,000	$3,830,000

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.
NOTES TO FINANCIAL STATEMENTS
March 31, 2018

1.	THE COMPANY

The accompanying unaudited financial statements have been prepared by MBC Funding II Corp. (the “Company”), a New York corporation, formed in December 2015 as a wholly-owned subsidiary of Manhattan Bridge Capital, Inc., a New York corporation (“MBC”), in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Interest income from mortgage loans held by the Company is recognized, as earned, over the loan period. Costs incurred in connection with the issuance of the senior secured notes are being amortized over ten years, using the straight-line method, as the difference between use of the effective interest method is not material.

The Company was formed in December 2015 by MBC specifically for the purpose of conducting an initial public offering (“IPO”) of certain notes. On April 25, 2016, the Company completed the IPO of its 6% senior secured notes due April 22, 2026 (the “Notes”). Prior to the consummation of the IPO, the Company did not have any material operations. As of April 2016, the Company collects payments of interest on the mortgages it holds and uses those funds to make the required interest payments to the holders of the Notes (the “Noteholders”) and certain operating expenses.

2.	RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accountings Standards Codification (“ASC”) 718, “Compensation –Stock Compensation.” Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. For all entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This ASU expands the activities that qualify for hedge accounting and simplifies the rules for reporting hedging transactions. For public companies that file with the Securities Exchange Commission (“SEC”), the standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU amends ASC 220, “Income Statement – Reporting Comprehensive Income,” to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. In addition, under this ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. For all entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

Each Noteholder has the right to cause the Company to redeem his, her or its Notes on April 22, 2021. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest up to, but not including, the date of redemption, without penalty or premium. In order to exercise this right, the Noteholder must notify the Company, in writing, no earlier than November 22, 2020 and no later than January 22, 2021. All Notes that are subject to a proper and timely notice will be redeemed on April 22, 2021. Any Noteholder who fails to make a proper and timely election will be deemed to have waived his, her or its right to have his, her or its Notes redeemed prior to the maturity date.

The Company is obligated to offer to redeem the Notes if there occurs a “change of control” with respect to the Company or MBC or if the Company or MBC sells any assets unless, in the case of an asset sale, the proceeds are reinvested in the business of the seller. The redemption price in connection with a “change of control” will be 101% of the principal amount of the Notes redeemed plus accrued but unpaid interest thereon up to, but not including, the date of redemption. The redemption price in connection with an asset sale will be the outstanding principal amount of the Notes redeemed plus accrued but unpaid interest thereon up to, but not including, the date of redemption.

4.	COMMERCIAL LOANS

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Note 3). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At March 31, 2018, the pool of mortgage loans is comprised of 22 loans with an aggregate outstanding principal balance of $7,743,500.

The loans typically have a maximum initial term of 12 months, and bear interest at a fixed rate of 12% to 14% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Credit risk profile as of March 31, 2018 and December 31, 2017:

Performing loans	Developers- Residential	Developers- Commercial	Developers-Mixed Used	Total outstanding loans
March 31, 2018	$6,393,500	$900,000	$450,000	$7,743,500
December 31, 2017	$6,596,000	$500,000	$450,000	$7,546,000

At March 31, 2018, loans receivable from a group of affiliated borrowers represent 32.7% of total loans receivable.

5.	DUE TO PARENT COMPANY

The Company utilized the net proceeds from the IPO to purchase a pool of mortgage loans from MBC. Under the Indenture, the aggregate principal amount of the mortgage loans owned by the Company, plus the Company’s cash on hand, must always be equal to at least 120% of the outstanding principal amount of the Notes until the Notes are paid in full. The amount due to MBC principally represents the costs paid by MBC on behalf of the Company in connection with the Notes issuance plus the additional 20% of the required security. The Company collects payments of interest on the mortgages the Company holds and uses those funds to make the required interest payments to the Noteholders and certain operating expenses. Any excess cash will be distributed to MBC or held by the Company, in either case, to be used for working capital and general corporate purposes.

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

We are a wholly-owned subsidiary of Manhattan Bridge Capital, Inc., a New York corporation (“MBC”), and were formed in December 2015 specifically for the purpose of the initial public offering (“IPO”) of the Notes (described below). On April 25, 2016, we sold $6,000,000 aggregate principal amount of our 6% Senior Secured Notes, due April 22, 2026 (the “Notes”), in our IPO for net proceeds of $5,200,000, after deducting the underwriting discounts and commissions and other offering expense. The Notes are secured by a first priority lien on all of our assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by MBC, which we acquired from MBC pursuant to an asset purchase agreement. Under the terms of the indenture governing the Notes (the “Indenture”), the aggregate outstanding principal balance of the mortgage loans held by us, together with our cash on hand, must always equal at least 120% of the aggregate outstanding principal amount of the Notes at all times until the Notes are paid in full. In addition, MBC has guaranteed our obligations under the Notes and has secured that guaranty with a pledge of all of our outstanding common shares.

The Notes are listed on the NYSE American and trade under the symbol “LOAN/26”.

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At March 31, 2018, the pool of mortgage loans is comprised of 22 loans with an aggregate outstanding principal balance of $7,743,500.

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

Results of Operations

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Total Revenue

Total revenues for the three months ended March 31, 2018 and 2017 of approximately $238,000 and $261,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the three months ended March 31, 2018 and 2017 of approximately $109,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for each of the three months ended March 31, 2018 and 2017 of approximately $4,000 are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Liquidity and Capital Resources

At March 31, 2018, we had cash of approximately $50,000 compared to cash of approximately $49,000 at December 31, 2017.

Net cash provided by operating activities for the three months ended March 31, 2018 was approximately $146,000, compared to approximately $170,000 for the three months ended March 31, 2017. Net cash provided by operating activities for the three month periods ended March 31, 2018 and 2017 primarily resulted from our interest income and amortization of deferred financing costs.

Net cash used in financing activities for the three months ended March 31, 2018 was approximately $144,000, compared to approximately $171,000 for the three months ended March 31, 2017. Net cash used in financing activities for the three month periods ended March 31, 2018 and 2017 reflected the repayment of amounts due to MBC in connection with loans purchased from MBC.

We had no cash from or use in investing activities for the three months ended March 31, 2018 or 2017.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MBC Funding II Corp. (Registrant)

Date: April 16, 2018	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 16, 2018	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

