Form 10-Q
period 2018-06-30
MBC FUNDING II CORP.
filed 2018-07-27
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of July 27, 2018, the Issuer had a total of 100 shares of Common Stock, $.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)

Assets
Loans receivable	$7,823,500	$7,546,000
Interest receivable on loans	78,372	63,039
Cash	47,729	48,798
Prepaid expense	2,500	—
Total assets	$7,952,101	$7,657,837

Liabilities and Stockholder’s Equity
Liabilities:
Senior secured notes (net of deferred financing costs of $585,041 and $622,584)	$5,414,959	$5,377,416
Due to parent company	1,400,393	1,396,912
Accrued interest payable	15,000	15,000
Total liabilities	6,830,352	6,789,328

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—	—
Additional paid-in capital	100	100
Retained earnings	1,121,649	868,409
Total stockholder’s equity	1,121,749	868,509
Total liabilities and stockholder’s equity	$7,952,101	$7,657,837

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Interest income from loans	$240,199	$240,627	$478,392	$501,736
Total Revenue	240,199	240,627	478,392	501,736

Operating costs and expenses:
Interest and amortization of deferred financing costs	108,771	108,771	217,543	217,543
General and administrative expenses	3,794	3,729	7,608	7,458
Total operating costs and expenses	112,565	112,500	225,151	225,001
Income before income tax expense	127,634	128,127	253,241	276,735
Income tax expense	—	(17)	—	(17)
Net Income	$127,634	$128,110	$253,241	$276,718

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net Income	$253,241	$276,718
Adjustment to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	37,542	37,542
Changes in operating assets and liabilities:
Interest receivable on loans	(15,333)	(21,766)
Prepaid expenses	(2,500)	(2,500)
Net cash provided by operating activities	272,950	289,994

Cash flows from financing activities:
Repayment of amounts due to parent company, net	(274,019)	(296,757)
Net cash used in financing activities	(274,019)	(296,757)

Net decrease in cash and cash equivalents	(1,069)	(6,763)
Cash and cash equivalents, beginning of period	48,798	81,000
Cash and cash equivalents, end of period	$47,729	$74,237

Supplemental Cash Flow Information:
Taxes paid during the period	$—	$17
Interest paid during the period	$180,000	$180,000

Noncash Financing and Investing Activities:
Assignments of loans from parent company	$3,472,500	$5,445,000
Assigned loans repaid to parent company by borrowers	$3,195,000	$5,295,000

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2018

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

2. RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017. This ASU outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. Several ASUs expanding and clarifying the initial guidance issued in ASU 2014-09 have been released since May 2014. Exclusions from the scope of this guidance include revenue resulting from loans, investment securities (available-for-sale and trading), investments in unconsolidated entities and leases. The Company adopted the ASU effective January 1, 2018. The Company evaluated the applicability of this guidance, considering the scope exceptions, and concluded that the adoption does not have an effect on its financial statements, primarily due to the new guidance not applying to revenue resulting from loans and lease contracts.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification (“ASC”) 718, “Compensation –Stock Compensation.” Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. For all entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU supersedes ASC 505-50, “Equity—Equity Based Payments to Non-Employees,” and expands the scope of ASC 718, “Compensation – Stock Compensation,” to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. For public companies that file with the SEC, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606, “Revenue from Contracts with Customers.” The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

4. COMMERCIAL LOANS

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Note 3). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At June 30, 2018, the pool of mortgage loans is comprised of 22 loans with an aggregate outstanding principal balance of $7,823,500.

The loans typically have a maximum initial term of 12 months, and bear interest at a fixed rate of 10% to 14% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Credit risk profile as of June 30, 2018 and December 31, 2017:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Used	Total outstanding loans
June 30, 2018	$6,623,500	$1,200,000	$—	$7,823,500
December 31, 2017	$6,596,000	$500,000	$450,000	$7,546,000

At June 30, 2018, loans receivable from a group of affiliated borrowers represent 33.4% of total loans receivable.

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

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At June 30, 2018, the pool of mortgage loans is comprised of 22 loans with an aggregate outstanding principal balance of $7,823,500.

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

Results of Operations

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Total Revenue

Total revenues for the three months ended June 30, 2018 and 2017 of approximately $240,000 and $241,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the three months ended June 30, 2018 and 2017 of approximately $109,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for each of the three months ended June 30, 2018 and 2017 of approximately $4,000 are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Total Revenue

Total revenues for the six months ended June 30, 2018 and 2017 of approximately $478,000 and $502,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the six months ended June 30, 2018 and 2017 of approximately $218,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2018 and 2017 of approximately $8,000 and $7,000, respectively, are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Liquidity and Capital Resources

At June 30, 2018, we had cash of approximately $48,000 compared to cash of approximately $49,000 at December 31, 2017.

Net cash provided by operating activities for the six months ended June 30, 2018 was approximately $273,000, compared to approximately $290,000 for the six months ended June 30, 2017. Net cash provided by operating activities for the six months ended June 30, 2018 and 2017 primarily resulted from our interest income and amortization of deferred financing costs, offset by an increase in interest receivable on loans.

Net cash used in financing activities for the six months ended June 30, 2018 was approximately $274,000, compared to approximately $297,000 for the six months ended June 30, 2017. Net cash used in financing activities for the six months ended June 30, 2018 and 2017 reflected the repayment of amounts due to MBC in connection with loans purchased from MBC.

We had no cash from or used in investing activities for the six months ended June 30, 2018 or 2017.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MBC Funding II Corp. (Registrant)

Date: July 27, 2018	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2018	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

