Form 10-Q
period 2018-09-30
MBC FUNDING II CORP.
filed 2018-10-18
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to _______________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of October 18, 2018, the Issuer had a total of 100 shares of Common Stock, $.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)

Assets
Loans receivable	$7,898,500	$7,546,000
Interest receivable on loans	78,706	63,039
Cash	50,932	48,798
Prepaid expense	1,250	—
Total assets	$8,029,388	$7,657,837

Liabilities and Stockholder’s Equity
Liabilities:
Senior secured notes (net of deferred financing costs of $566,270 and $622,584)	$5,433,730	$5,377,416
Due to parent company	1,334,155	1,396,912
Accrued interest payable	15,000	15,000
Total liabilities	6,782,885	6,789,328

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—	—
Additional paid-in capital	100	100
Retained earnings	1,246,403	868,409
Total stockholder’s equity	1,246,503	868,509
Total liabilities and stockholder’s equity	$8,029,388	$7,657,837

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Interest income from loans	$237,923	$233,575	$716,315	$735,311
Total revenue	237,923	233,575	716,315	735,311

Operating costs and expenses:
Interest and amortization of deferred financing costs	108,771	108,771	326,314	326,314
General and administrative expenses	3,756	3,868	11,364	11,326
Total operating costs and expenses	112,527	112,639	337,678	337,640
Income before income tax expense	125,396	120,936	378,637	397,671
Income tax expense	(642)	(608)	(642)	(625)
Net income	$124,754	$120,328	$377,995	$397,046

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net Income	$377,995	$397,046
Adjustment to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	56,314	56,314
Changes in operating assets and liabilities:
Interest receivable on loans	(15,667)	834
Prepaid expenses	(1,250)	(1,250)
Net cash provided by operating activities	417,392	452,944

Cash flows from financing activities:
Repayment of amounts due to parent company, net	(415,258)	(472,008)
Net cash used in financing activities	(415,258)	(472,008)

Net increase (decrease) in cash	2,134	(19,064)
Cash, beginning of period	48,798	81,000
Cash, end of period	$50,932	$61,936

Supplemental Cash Flow Information:
Taxes paid during the period	$642	$625
Interest paid during the period	$270,000	$270,000

Noncash Financing and Investing Activities:
Assignments of loans from parent company	$4,252,500	$6,008,500
Assigned loans repaid to parent company by borrowers	$3,900,000	$5,695,000

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.
NOTES TO FINANCIAL STATEMENTS
September 30, 2018

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU amends Accounting Standards Codification (“ASC”) 220, “Income Statement – Reporting Comprehensive Income,” to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. In addition, under this ASU, an entity will be required to provide certain disclosures regarding stranded tax effects. For all entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

4. COMMERCIAL LOANS

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Note 3). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At September 30, 2018, the pool of mortgage loans is comprised of 21 loans with an aggregate outstanding principal balance of $7,898,500.

The loans typically have a maximum initial term of 12 months, and bear interest at a fixed rate of 10% to 14% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Credit risk profile as of September 30, 2018 and December 31, 2017:

Performing loans	Developers- Residential	Developers- Commercial	Developers-Mixed Used	Total outstanding loans
September 30, 2018	$6,198,500	$1,700,000	$—	$7,898,500
December 31, 2017	$6,596,000	$500,000	$450,000	$7,546,000

At September 30, 2018, loans receivable from a group of affiliated borrowers represent 36.6% of total loans receivable.

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

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At September 30, 2018, the pool of mortgage loans is comprised of 21 loans with an aggregate outstanding principal balance of $7,898,500.

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

Results of Operations

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

Total Revenue

Total revenues for the three months ended September 30, 2018 and 2017 of approximately $238,000 and $234,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the three months ended September 30, 2018 and 2017 of approximately $109,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for each of the three months ended September 30, 2018 and 2017 of approximately $4,000 are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

Total Revenue

Total revenues for the nine months ended September 30, 2018 and 2017 of approximately $716,000 and $735,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the nine months ended September 30, 2018 and 2017 of approximately $326,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for each of the nine months ended September 30, 2018 and 2017 of approximately $11,000 are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Liquidity and Capital Resources

At September 30, 2018, we had cash of approximately $51,000 compared to cash of approximately $49,000 at December 31, 2017.

Net cash provided by operating activities for the nine months ended September 30, 2018 was approximately $417,000, compared to approximately $453,000 for the nine months ended September 30, 2017. Net cash provided by operating activities for the nine months ended September 30, 2018 and 2017 primarily resulted from our interest income and amortization of deferred financing costs.

Net cash used in financing activities for the nine months ended September 30, 2018 was approximately $415,000, compared to approximately $472,000 for the nine months ended September 30, 2017. Net cash used in financing activities for the nine months ended September 30, 2018 and 2017 reflected the repayment of amounts due to MBC in connection with loans purchased from MBC.

We had no cash from or used in investing activities for the nine months ended September 30, 2018 or 2017.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MBC Funding II Corp. (Registrant)

Date: October 18, 2018	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 18, 2018	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

