Form 10-K
period 2018-12-31
MBC FUNDING II CORP.
filed 2019-03-18
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Yes [X] No [  ]

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Non-accelerated filer [X] Smaller Reporting Company [X]

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

As of March 18, 2019, the Registrant had outstanding 100 shares of Common Stock, par value $0.001 per share, all of which are owned by Manhattan Bridge Capital, Inc.

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

Each Noteholder has the right to cause us to redeem his, her or its Notes on April 22, 2021. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest up to, but not including, the date of redemption, without penalty or premium. In order to exercise this right, the Noteholder must notify us, in writing, no earlier than November 22, 2020 and no later than January 22, 2021. All Notes that are subject to a proper and timely notice will be redeemed on April 22, 2021. Any Noteholder who fails to make a proper and timely election will be deemed to have waived his, her or its right to have his, her or its Notes redeemed prior to the maturity date.

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

Available information

Our principal executive offices are located at 60 Cutter Mill Road, Great Neck, New York, 11021 and our telephone number is (516) 444-3400. We do not currently maintain a website. In addition, you may also review and download a copy of this Annual Report on Form 10-K, including any exhibits and any schedules filed therewith, and our other periodic and current reports, proxy and information statements, and other information that we file with the Securities and Exchange Commission, without charge, by visiting the Securities and Exchange Commission’s website (http://www.sec.gov).

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

As of March 18, 2019, there was 1 holder of record of our common stock.

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

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At December 31, 2018, the pool of mortgage loans is comprised of 17 loans with an aggregate outstanding principal balance of $7,705,000.

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

We present deferred financing costs in the balance sheet as a direct reduction from the related debt liability rather than an asset, in accordance with Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Costs incurred in connection with the issuance of the Notes are being amortized over ten years, using the straight-line method, as the difference between use of the effective interest method is not material.

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

Results of Operations

Years Ended December 31, 2018 and 2017

Total Revenue

Total revenues for the years ended December 31, 2018 and 2017 of approximately $955,000 and $969,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the years ended December 31, 2018 and 2017 of approximately $435,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for the years ended December 31, 2018 and 2017 of approximately $16,000 and $15,000, respectively, are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Liquidity and Capital Resources

At December 31, 2018, we had cash of approximately $68,000 compared to cash of approximately $49,000 at December 31, 2017.

Net cash provided by operating activities was approximately $576,000 for the year ended December 31, 2018, compared to approximately $581,000 for the year ended December 31, 2017. Net cash provided by operating activities for the years ended December 31, 2018 and 2017 primarily resulted from our interest income and amortization of deferred financing costs, offset by the interest receivable.

Net cash used in financing activities was approximately $557,000 for the year ended December 31, 2018, compared to approximately $613,000 for the year ended December 31, 2017. Net cash used in financing activities for the years ended December 31, 2018 and 2017 reflected the repayment of amounts due to MBC in connection with loans purchased from MBC.

We had no cash from, or used in, investing activities for the years ended December 31, 2018 or 2017.

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

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Our executive officers and directors and their respective ages as of March 18, 2019 are as follows:

Name	Age	Position

Assaf Ran	53	Chief Executive Officer, President and sole Director

Vanessa Kao	41	Chief Financial Officer, Treasurer and Secretary

All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected to serve subject to the discretion of the Board.

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Assaf Ran. Mr. Ran has served as our Chief Executive Officer, President and sole Director since our inception in 2015. In addition, Mr. Ran is the founder, Chief Executive Officer and president of MBC since its inception in 1989. Mr. Ran has 30 years of senior management experience leading public and private directories businesses. Mr. Ran started several yellow page businesses from the ground up and managed to make each one of them successful.

Mr. Ran’s professional experience and background with MBC, as its director since March 1999, have given him the expertise needed to serve as one of our directors.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2018, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis.

CODE OF ETHICS

We are governed by the code of ethics adopted by MBC that applies to our Chief Executive Officer and Chief Financial Officer. MBC’s code of ethics is posted on its web site at www.manhattanbridgecapital.com. The information on MBC’s website is not incorporated by reference into this Annual Report. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of MBC’s code of ethics by posting such information on the website address specified above.

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

We did not pay or accrue any compensation to our executive officers in 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Our executive officers do not have any currently outstanding equity awards.

During 2018, we did not grant any stock options to our executive officers or directors.

DIRECTOR COMPENSATION

The Company’s director does not presently receive any compensation for his services rendered to the Company, and no remuneration was paid for or on account of services rendered by our director in such capacity in 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 18, 2019 concerning the beneficial ownership of our voting securities of (i) the current member of the Board of Directors, (ii) our executive officers, (iii) our director and executive officers as a group, and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities.

As of March 18, 2019, we had 100 shares of common stock outstanding.

	AMOUNT OF SHARES BENEFICIALLY OWNED	PERCENTAGE OWNED

DIRECTORS AND EXECUTIVE OFFICERS
Assaf Ran	0	0%
Vanessa Kao	0	0%
TOTAL	0	0%

5% STOCKHOLDERS*

Manhattan Bridge Capital, Inc.	100	100%

*	The address of this beneficial owner is 60 Cutter Mill Road, Great Neck, New York 11021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

There are no related person transactions that would be required to be reported pursuant to Item 404 of Regulation S-K.

DIRECTOR INDEPENDENCE

Assaf Ran, our Chief Executive Officer, president and sole director, is not deemed independent pursuant to the NYSE American rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by our principal accounting firm, Hoberman & Lesser, LLP, for the fiscal years ended December 31, 2018 and 2017 are as follows:

(a) Audit Fees

2018

The aggregate fees incurred during 2018 for our principal accountant covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2018 are included in the fees for our parent company, MBC.

2017

The aggregate fees incurred during 2017 for our principal accountant covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2017 are included in the fees for our parent company, MBC.

(b) Audit-Related Fees

There were no audit-related fees billed by our principal accountant during 2018 or 2017.

(c) Tax Fees

There were no tax fees billed by our principal accountant during 2018 or 2017.

(d) All Other Fees

No other fees, beyond those disclosed in this Item 14, were billed during 2018 or 2017.

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

The Board of Directors may delegate pre-approval authority to one or more of its members. If applicable, the member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Board of Directors at its next scheduled meeting. The Board of Directors pre-approved all the above listed fees in accordance with its policy.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements - See Index to Financial Statements on page F-1.

	2.	Financial Statement Schedules – See (c) below.

	3.	Exhibits – See (b) below.

  (b) Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Indenture, dated as of April 25, 2016, among Manhattan Bridge Capital, Inc., MBC Funding II Corp and Worldwide Stock Transfer, LLC, including form of note (2)
10.1	Asset Purchase Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital, Inc. and MBC Funding II Corp.(2)
10.2	Continuing Guaranty of Manhattan Bridge Capital Inc. dated April 25, 2016 (2)
10.3	Pledge Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital and Worldwide Stock Transfer, LLC (2)
10.4	Amendment No. 2 to Credit Agreement, dated April 25, 2016, among Manhattan Bridge Capital, Inc., DAG Funding Solutions Inc. and Webster Business Credit Corporation (2)
10.5	Guaranty dated April 25, 2016 of MBC Funding II Corp. (2)
10.6	Intercreditor Agreement, dated as of April 25, 2016, between Webster Business Credit Corp and Worldwide Stock Transfer, LLC (2)
31.1	Chief Executive Officer Certification under Rule 13a-14 (3)
31.2	Chief Financial Officer Certification under Rule 13a-14 (3)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 (4)
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 13504)
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Securities and Exchange Commission on January 26, 2016 and incorporated herein by reference.

(2)	Previously filed as an exhibit to our Current Report Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 and incorporated herein by reference
(3)	Filed herewith.

(4)	Furnished herewith.

(c)	No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

ITEM 16.	10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBC FUNDING II CORP.

By:	/s/ Assaf Ran
Assaf Ran, President, Chief Executive Officer and Director

Date: March 18, 2019

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 2019:

Signature	Title

/s/ Assaf Ran	President, Chief Executive Officer and Director
Assaf Ran	(Principal Executive Officer)

/s/ Vanessa Kao	Chief Financial Officer (Principal Financial and
Vanessa Kao	Accounting Officer)

MBC FUNDING II CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Director

MBC Funding II Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MBC Funding II Corp. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholder’s equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 15, 2019

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	2018	2017

Assets
Loans receivable	$7,705,000	$7,546,000
Cash	67,706	48,798
Interest receivable on loans	66,629	63,039
Total assets	$7,839,335	$7,657,837

Liabilities and Stockholder’s Equity
Liabilities:
Senior secured notes (net of deferred financing costs of $547,499 and $622,584)	$5,452,501	$5,377,416
Due to parent company	999,168	1,396,912
Accrued interest payable	15,000	15,000
Total liabilities	6,466,669	6,789,328

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—	—
Additional paid-in capital	100	100
Retained earnings	1,372,566	868,409
Total stockholder’s equity	1,372,666	868,509
Total liabilities and stockholder’s equity	$7,839,335	$7,657,837

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

Interest income from loans	$955,408	$968,686
Total Revenue	955,408	968,686

Operating costs and expenses:
Interest and amortization of deferred financing costs	435,085	435,085
General and administrative expenses	15,524	15,180
Total operating costs and expenses	450,609	450,265
Income before income tax expense	504,799	518,421
Income tax expense	(642)	(625)
Net income	$504,157	$517,796

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Totals
Balance, January 1, 2017	100	$—	$100	$350,613	$350,713
Net income for the year ended December 31, 2017				517,796	517,796
Balance, December 31, 2017	100	—	100	868,409	868,509
Net income for the year ended December 31, 2018				504,157	504,157
Balance, December 31, 2018	100	$—	$100	$1,372,566	$1,372,666

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
Cash flows from operating activities:
Net Income	$504,157	$517,796
Adjustment to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	75,085	75,085
Changes in operating assets and liabilities:
Interest receivable on loans	(3,590)	(12,068)
Net cash provided by operating activities	575,652	580,813

Cash flows from financing activities:
Repayment of amounts due to parent company	(556,744)	(613,015)
Net cash used in financing activities	(556,744)	(613,015)

Net increase (decrease) in cash	18,908	(32,202)
Cash, beginning of year	48,798	81,000
Cash, end of year	$67,706	$48,798

Supplemental Cash Flow Information:
Taxes paid during the year	$642	$625
Interest paid during the year	$360,000	$360,000

Noncash Financing and Investing Activities:
Assignments of loans from parent company	$5,720,000	$6,796,000
Assigned loans repaid to parent company by borrowers	$5,561,000	$6,532,500

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

1. THE COMPANY

MBC Funding II Corp. (“the Company”), a New York corporation formed in December 2015 as a wholly-owned subsidiary of Manhattan Bridge Capital, Inc. (“MBC”), was organized specifically for the purpose of conducting an initial public offering (“IPO”) of certain notes. On April 25, 2016, the Company completed the IPO of its 6% senior secured notes due April 22, 2026 (the “Notes”). Prior to the consummation of the IPO, the Company did not have any material operations. As of April 2016, the Company collects payments of interest on the mortgages it holds and uses those funds to make the required interest payments to the holders of the Notes (the “Noteholders”) and certain operating expenses.

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

Credit risks associated with short term commercial loans the Company makes to small businesses and related interest receivable are described in Note 4.

Income Taxes

The Company follows Accounting Standards Codification (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2018, the Company has no material uncertain tax positions to be accounted for in the financial statements. The Company recognizes interest and penalties related to uncertain tax positions, if any, as part of income tax expense.

The Company is treated as a “qualified REIT subsidiary” for federal income tax purposes, and not required to pay federal income tax. As such, the Company is not treated as a separate corporation for purposes of determining whether the Company qualifies and operates as a REIT for U.S. federal income tax purposes.

Revenue Recognition

Interest income from mortgage loans held by the Company is recognized, as earned, over the loan period.

Deferred Financing Costs

The Company presents deferred financing costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.

Costs incurred in connection with the issuance of senior secured notes are being amortized over ten years, using the straight-line method, as the difference between use of the effective interest method is not material.

Fair Value of Financial Instruments

For cash, accounts payable and interest bearing commercial loans held by the Company, the carrying amount approximates fair value due to the relative short-term nature of such instruments. The Company determines the fair value of its senior secured notes using market prices which currently approximate their carrying amount.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017. This ASU outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry specific guidance. Several ASUs expanding and clarifying the initial guidance issued in ASU 2014-09 have been released since May 2014. Exclusions from the scope of this guidance include revenue resulting from loans, investment securities (available-for-sale and trading), investments in unconsolidated entities and leases. The Company adopted the ASU effective January 1, 2018. The Company evaluated the applicability of this guidance, considering the scope exceptions, and concluded that the adoption does not have an effect on its financial statements.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This ASU supersedes ASC 505-50, “Equity Based Payment to Non-Employees,” (“ASC 505-50”) and expands the scope of ASC 718, “Compensation – Stock Compensation,” to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. For public companies that file with the SEC, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606, “Revenue from Contracts with Customers.” The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

4. COMMERCIAL LOANS

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Note 3). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At December 31, 2018, the pool of mortgage loans is comprised of 17 loans with an aggregate outstanding principal balance of $7,705,000. At December 31, 2017, the pool of mortgage loans is comprised of 17 loans with an aggregate outstanding principal balance of $7,546,000.

The loans typically have a maximum initial term of 12 months, and bear interest at a fixed rate of 10% to 14% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Credit risk profile as of December 31, 2018 and 2017:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Used	Total outstanding loans
December 31, 2018	$5,505,000	$2,200,000	$—	$7,705,000
December 31, 2017	$6,596,000	$500,000	$450,000	$7,546,000

At December 31, 2018, loans receivable from two borrowers represented 36.3% of total loans receivable. At December 31, 2017, loans receivable from one borrower and two groups of affiliated borrowers represented 62.6% of total loans receivable.

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

