Form 10-Q
period 2019-03-31
MBC FUNDING II CORP.
filed 2019-04-15
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ___________________________________

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

As of April 15, 2019, the Issuer had a total of 100 shares of Common Stock, $.001 par value per share, outstanding.

MBC FUNDING II CORP.

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the risk factors discussed in more detail in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as may be supplemented or amended from time to time, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in this report. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to MBC Funding II Corp., a New York corporation, and its predecessors.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)

Assets
Loans receivable	$7,748,965	$7,705,000
Cash	38,249	67,706
Interest receivable on loans	72,324	66,629
Prepaid expense	3,750	—
Total assets	$7,863,288	$7,839,335

Liabilities and Stockholder’s Equity
Liabilities:
Senior secured notes (net of deferred financing costs of $528,728 and $547,499)	$5,471,272	$5,452,501
Due to parent company	887,907	999,168
Accrued interest payable	15,000	15,000
Total liabilities	6,374,179	6,466,669

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—	—
Additional paid-in capital	100	100
Retained earnings	1,489,009	1,372,566
Total stockholder’s equity	1,489,109	1,372,666
Total liabilities and stockholder’s equity	$7,863,288	$7,839,335

The accompanying notes are an integral part of these financial statements.

3

MBC FUNDING II CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018

Interest income from loans	$228,539	$238,192
Total revenue	228,539	238,192

Operating costs and expenses:
Interest and amortization of deferred financing costs	108,771	108,771
General and administrative expenses	3,325	3,814
Total operating costs and expenses	112,096	112,585

Net income	$116,443	$125,607

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net Income	$116,443	$125,607
Adjustment to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	18,771	18,771
Changes in operating assets and liabilities:
Interest receivable on loans	(5,695)	4,975
Prepaid expense	(3,750)	(3,750)
Net cash provided by operating activities	125,769	145,603

Cash flows from financing activities:
Repayment of amounts due to parent company, net	(155,226)	(143,954)
Net cash used in financing activities	(155,226)	(143,954)

Net (decrease) increase in cash	(29,457)	1,649
Cash, beginning of period	67,706	48,798
Cash, end of period	$38,249	$50,447

Supplemental Cash Flow Information:
Interest paid during the period	$90,000	$90,000

Noncash Financing and Investing Activities:
Assignments of loans from parent company	$1,438,965	$2,732,500
Assigned loans repaid to parent company by borrowers	$1,395,000	$2,535,000

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

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

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017. This ASU outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry specific guidance. Several ASUs expanding and clarifying the initial guidance issued in ASU 2014-09 have been released since May 2014. Exclusions from the scope of this guidance include revenue resulting from loans, investment securities (available-for-sale and trading), investments in unconsolidated entities and leases. The Company adopted the ASU effective January 1, 2018. The Company evaluated the applicability of this guidance, considering the scope exceptions, and concluded that the adoption did not have an effect on its financial statements.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payments Accounting.” This ASU supersedes ASC 505-50, “Equity Based Payment to Non-Employees,” and expands the scope of ASC 718, “Compensation – Stock Compensation,” to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. For public companies that file with the SEC, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Note 3). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At March 31, 2019, the pool of mortgage loans is comprised of 17 loans with an aggregate outstanding principal balance of $7,748,965. At December 31, 2018, the pool of mortgage loans was comprised of 17 loans with an aggregate outstanding principal balance of $7,705,000.

The loans typically have a maximum initial term of 12 months, and bear interest at a fixed rate of 10% to 14% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Credit risk profile as of March 31, 2019 and December 31, 2018:

Performing loans	Developers-Residential	Developers-Commercial	Total outstanding loans
March 31, 2019	$5,798,965	$1,950,000	$7,748,965
December 31, 2018	$5,505,000	$2,200,000	$7,705,000

At March 31, 2019, loans receivable from two borrowers represented 36.1% of total loans receivable. At December 31, 2018, loans receivable from two borrowers represented 36.3% of total loans receivable.

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

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At March 31, 2019, the pool of mortgage loans is comprised of 17 loans with an aggregate outstanding principal balance of $7,748,965.

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

Results of Operations

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

Total Revenue

Total revenues for the three months ended March 31, 2019 and 2018 of approximately $229,000 and $238,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the three months ended March 31, 2019 and 2018 of approximately $109,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2019 and 2018 of approximately $3,000 and $4,000, respectively, are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Liquidity and Capital Resources

At March 31, 2019, we had cash of approximately $38,000 compared to cash of approximately $68,000 at December 31, 2018.

Net cash provided by operating activities for the three months ended March 31, 2019 was approximately $126,000, compared to approximately $146,000 for the three months ended March 31, 2018. Net cash provided by operating activities for the three month periods ended March 31, 2019 and 2018 primarily resulted from our interest income and amortization of deferred financing costs.

Net cash used in financing activities for the three months ended March 31, 2019 was approximately $155,000, compared to approximately $144,000 for the three months ended March 31, 2018. Net cash used in financing activities for the three month periods ended March 31, 2019 and 2018 reflected the repayment of amounts due to MBC in connection with loans purchased from MBC.

We had no cash from or used in investing activities for the three months ended March 31, 2019 or 2018.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MBC Funding II Corp. (Registrant)

Date: April 15, 2019	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 15, 2019	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

