Form 10-Q
period 2019-06-30
MBC FUNDING II CORP.
filed 2019-07-26
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to ___________________________________

Commission File Number: 001-37726

MBC FUNDING II CORP.

(Exact name of registrant as specified in its charter)

New York	81-0758358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Cutter Mill Road, Great Neck, New York 11021

(Address of principal executive offices)

(516) 444-3400

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
6% Senior Secured Notes, due April 22, 2026	LOAN/26	NYSE MKT LLC

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

As of July 26, 2019, the Issuer had a total of 100 shares of Common Stock, $.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Assets
Loans receivable	$7,713,965	$7,705,000
Cash	41,430	67,706
Interest receivable on loans	70,704	66,629
Prepaid expense	2,500	—
Total assets	$7,828,599	$7,839,335

Liabilities and Stockholder’s Equity
Liabilities:
Senior secured notes (net of deferred financing costs of $509,956 and $547,499, respectively)	$5,490,044	$5,452,501
Due to parent company	724,703	999,168
Accrued interest payable	15,000	15,000
Total liabilities	6,229,747	6,466,669

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—	—
Additional paid-in capital	100	100
Retained earnings	1,598,752	1,372,566
Total stockholder’s equity	1,598,852	1,372,666
Total liabilities and stockholder’s equity	$7,828,599	$7,839,335

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income from loans	$222,451	$240,199	$450,991	$478,392
Total revenue	222,451	240,199	450,991	478,392

Operating costs and expenses:
Interest and amortization of deferred financing costs	108,771	108,771	217,543	217,543
General and administrative expenses	3,365	3,794	6,690	7,608
Total operating costs and expenses	112,136	112,565	224,233	225,151
Income before income tax expense	110,315	127,634	226,758	253,241
Income tax expense	(572)	—	(572)	—
Net income	$109,743	$127,634	$226,186	$253,241

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2019

	Common Stock		Additional	Retained
	Shares	Amount	Paid in Capital	Earnings	Totals
Balance, April 1, 2019	100	$—	$100	$1,489,009	$1,489,109
Net income for the period				109,743	109,743
Balance, June 30, 2019	100	$—	$100	$1,598,752	$1,598,852

FOR THE THREE MONTHS ENDED JUNE 30, 2018

	Common Stock		Additional	Retained
	Shares	Amount	Paid in Capital	Earnings	Totals
Balance, April 1, 2018	100	$—	$100	$994,016	$994,116
Net income for the period				127,634	127,634
Balance, June 30, 2018	100	$—	$100	$1,121,650	$1,121,750

FOR THE SIX MONTHS ENDED JUNE 30, 2019

	Common Stock		Additional	Retained
	Shares	Amount	Paid in Capital	Earnings	Totals
Balance, January 1, 2019	100	$—	$100	$1,372,566	$1,372,666
Net income for the period				226,186	226,186
Balance, June 30, 2019	100	$—	$100	$1,598,752	$1,598,852

FOR THE SIX MONTHS ENDED JUNE 30, 2018

	Common Stock		Additional	Retained
	Shares	Amount	Paid in Capital	Earnings	Totals
Balance, January 1, 2018	100	$—	$100	$868,409	$868,509
Net income for the period				253,241	253,241
Balance, June 30, 2018	100	$—	$100	$1,121,650	$1,121,750

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net Income	$226,186	$253,241
Adjustment to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	37,543	37,542
Changes in operating assets and liabilities:
Interest receivable on loans	(4,075)	(15,333)
Prepaid expenses	(2,500)	(2,500)
Net cash provided by operating activities	257,154	272,950

Cash flows from financing activities:
Repayment of amounts due to parent company, net	(283,430)	(274,019)
Net cash used in financing activities	(283,430)	(274,019)
Net decrease in cash	(26,276)	(1,069)
Cash, beginning of period	67,706	48,798
Cash, end of period	$41,430	$47,729

Supplemental Cash Flow Information:
Taxes paid during the period	$572	$—
Interest paid during the period	$180,000	$180,000

Noncash Financing and Investing Activities:
Assignments of loans from parent company	$2,578,965	$3,472,500
Assigned loans repaid to parent company by borrowers	$2,570,000	$3,195,000

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.
NOTES TO FINANCIAL STATEMENTS
June 30, 2019

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

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payments Accounting.” This ASU supersedes Accounting Standards Codification (“ASC”) 505-50, “Equity Based Payment to Non-Employees,” and expands the scope of ASC 718, “Compensation – Stock Compensation,” to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. For public companies that file with the SEC, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.” This ASU allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The Company plans to adopt both ASU 2016-13 and ASU 2019-05 effective January 1, 2020. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

4. COMMERCIAL LOANS

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Note 3). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At June 30, 2019, the pool of mortgage loans is comprised of 17 loans with an aggregate outstanding principal balance of $7,713,965. At December 31, 2018, the pool of mortgage loans was comprised of 17 loans with an aggregate outstanding principal balance of $7,705,000.

The loans typically have a maximum initial term of 12 months, and bear interest at a fixed rate of 10% to 14% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Credit risk profile as of June 30, 2019 and December 31, 2018:

Performing loans	Developers- Residential	Developers- Commercial	Total outstanding loans
June 30, 2019	$5,763,965	$1,950,000	$7,713,965
December 31, 2018	$5,505,000	$2,200,000	$7,705,000

At June 30, 2019 and at December 31, 2018, loans receivable from two borrowers represented 36.3% of total loans receivable.

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

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At June 30, 2019, the pool of mortgage loans is comprised of 17 loans with an aggregate outstanding principal balance of $7,713,965.

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

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Total Revenue

Total revenues for the three months ended June 30, 2019 and 2018 of approximately $222,000 and $240,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the three months ended June 30, 2019 and 2018 of approximately $109,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2019 and 2018 of approximately $3,000 and $4,000, respectively, are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Total Revenue

Total revenues for the six months ended June 30, 2019 and 2018 of approximately $451,000 and $478,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the six months ended June 30, 2019 and 2018 of approximately $218,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2019 and 2018 of approximately $7,000 and $8,000, respectively, are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Liquidity and Capital Resources

At June 30, 2019, we had cash of approximately $41,000 compared to cash of approximately $68,000 at December 31, 2018.

Net cash provided by operating activities for the six months ended June 30, 2019 was approximately $257,000, compared to approximately $273,000 for the six months ended June 30, 2018. Net cash provided by operating activities for the six months ended June 30, 2019 and 2018 primarily resulted from our interest income and amortization of deferred financing costs, offset by an increase in interest receivable on loans.

Net cash used in financing activities for the six months ended June 30, 2019 was approximately $283,000, compared to approximately $274,000 for the six months ended June 30, 2018. Net cash used in financing activities for the six months ended June 30, 2019 and 2018 reflected the repayment of amounts due to MBC in connection with loans purchased from MBC.

We had no cash from or used in investing activities for the six months ended June 30, 2019 or 2018.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MBC Funding II Corp. (Registrant)

Date: July 26, 2019	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 26, 2019	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

