Form 10-K
period 2019-12-31
MBC FUNDING II CORP.
filed 2020-03-17
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO _____________

COMMISSION FILE NUMBER: 001-37726

MBC FUNDING II CORP.

(Exact name of registrant as specified in its charter)

New York	81-0758358
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

60 Cutter Mill Road, Great Neck, New York	11021
(Address of principal executive offices)	(Zip code)

(516) 444-3400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
6% Senior Secured Notes, due April 22, 2026	LOAN/26	NYSE American

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

As of March 17, 2020, the Registrant had outstanding 100 shares of Common Stock, par value $0.001 per share, all of which are owned by Manhattan Bridge Capital, Inc.

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

We may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to any party holding a Note (each referred to as a “Noteholder” and collectively, the “Noteholders”). The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium; provided that (i) if the Notes are redeemed on or after April 22, 2019 but prior to April 22, 2020, the redemption price will be 103% of the principal amount of the Notes redeemed and (ii) if the Notes are redeemed on or after April 22, 2020 but prior to April 22, 2021, the redemption price will be 101.5% of the principal amount of the Notes redeemed plus, in either case, the accrued but unpaid interest on the Notes redeemed up to, but not including, the date of redemption.

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

Prior to the consummation of the IPO on April 25, 2016, we did not have any material operations. As of April 2016, we collect payments of interest on the mortgages we hold and use those funds to make the required interest payments to the holders of the Notes and certain operating expenses. Any excess cash will be distributed to MBC or held by us, to be used for working capital and general corporate purposes. We currently maintain minimal operations and have no plans to commence any material business operations in the near or long term.

Our principal executive officers consist of Assaf Ran, who serves as our Chief Executive Officer and President, and Vanessa Kao, who serves as our Chief Financial Officer. Each of Mr. Ran and Ms. Kao serve in similar functions with our parent, MBC.

Available information

Our principal executive offices are located at 60 Cutter Mill Road, Great Neck, New York, 11021 and our telephone number is (516) 444-3400. We do not currently maintain a website. You may also review and download a copy of this Annual Report on Form 10-K, including any exhibits and any schedules filed therewith, and our other periodic and current reports, proxy and information statements, and other information that we file with the Securities and Exchange Commission, without charge, by visiting the Securities and Exchange Commission’s website (http://www.sec.gov). In addition, we will voluntarily provide copies of all such reports free of charge upon request.

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

The Notes are secured by all of our assets, which consist primarily of mortgage loans and cash. Under the Indenture, the aggregate principal amount of the mortgage loans held by us plus our cash on hand must equal at least 120% of the outstanding principal amount of the Notes at all times. We cannot assure you that the value of the collateral will be sufficient to redeem the Notes in full should we be in default of our payment obligations under the Notes. Specifically, if the mortgage loans are in default, we cannot assure you that we will be able to sell those loans for an amount equal to or even approximately equal to the outstanding principal balance of the Notes or that the properties securing the loans in default can be sold for an amount sufficient to fully repay the mortgage loans. Finally, any foreclosure action is likely to take a considerable amount of time and involve significant costs, further eroding our ability to stay current on our obligations under the Notes. Because of the foregoing, Noteholders risk the possibility that the collateral securing our obligations under the Notes may be insufficient to repay those securities upon an event of default.

We have no obligation to redeem the Notes prior to their maturity date except in limited circumstances.

The entire outstanding principal balance of the Notes and all accrued but unpaid interest thereon will be due and payable in full on April 22, 2026, the tenth anniversary of the issue date of the Notes. Except for specifically enumerated circumstances, such as the right for the Noteholders to have their Notes redeemed on April 22, 2021, we have no obligation, and the Noteholders will have no right to require us, to redeem any Notes prior to their maturity date. For example, if either we or MBC enter into a transaction that constitutes a “change in control” or an “asset sale,” as such terms are defined under the Indenture, we may be obligated to offer to redeem the Notes at a redemption price equal to 101% of their principal amount, in the case of a “change in control” and 100% of their principal amount in the case of an “asset sale” plus, in either case, the accrued and unpaid interest up to, but not including, the date of redemption. The existence of a Noteholder’s right to require us to purchase his, her or its Notes upon a change of control may deter a third party from acquiring us in a transaction that constitutes a change of control. In addition, the Noteholders have a one-time right to cause us to redeem the notes on the fifth anniversary of the issue date of Notes and we have the right, but not the obligation, to redeem the Notes at any time beginning on the third anniversary of the issue date of the Notes. As a result, any investment in the Notes should be considered illiquid and unable to be redeemed until their stated maturity.

We may not be able to redeem the Notes when we are obligated to do so, which would constitute an event of default.

In connection with transactions constituting a change of control or an Asset Sale (as such terms defined in the Indenture), we may be obligated to offer to redeem the Notes at a price equal to 101% of their outstanding principal amount plus accrued and unpaid interest, if any, to, but not including, the date of repurchase, or if the Noteholders elect to have their Notes redeemed on April 22, 2021. We cannot assure you that we will have sufficient financial resources available to satisfy our obligations to redeem the Notes. If we cannot, such failure would constitute an event of default under the Indenture. In addition, we cannot assure that under such circumstances Noteholders will be able to seek payment from us under the terms of the guaranty or that Noteholders would be able to sell their Notes. Thus, Noteholders could lose all or a substantial portion of their investment.

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

As of March 17, 2020, there was 1 holder of record of our common stock.

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

We are a wholly-owned subsidiary of Manhattan Bridge Capital, Inc., a New York corporation (“MBC”), formed in December 2015, specifically for the purpose of the public offering of the Notes (described below). On April 25, 2016, we sold $6,000,000 aggregate principal amount of our 6% Senior Secured Notes, due April 22, 2026 (the “Notes”), in our initial public offering. The Notes are secured by a first priority lien on all of our assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by MBC, which we acquired from MBC pursuant to an asset purchase agreement. The aggregate principal amount of the mortgage loans owned by us plus our cash on hand always must be equal to at least 120% of the outstanding principal amount of the Notes until the Notes are paid in full. In addition, MBC has guaranteed our obligations under the Notes and has secured that guaranty with a pledge of all of our outstanding common shares.

The Notes are listed on the NYSE American and trade under the symbol “LOAN/26”.

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At December 31, 2019, the pool of mortgage loans was comprised of 23 loans with an aggregate outstanding principal balance of $7,885,465.

We collect payments of interest on the mortgages we hold and use those funds to make the required interest payments to the holders of the Notes and certain operating expenses. Any excess cash will be distributed to MBC or held by us, to be used for working capital and general corporate purposes.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management will base the use of estimates on (a) a preset number of assumptions that consider past experience, (b) future projections, and (c) general financial market conditions. Actual amounts could differ from those estimates.

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

There are also areas in which in management’s judgment in selecting any available alternative would not produce a materially different result. See our audited financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Results of Operations

Years Ended December 31, 2019 and 2018

Total Revenue

Total revenues for the years ended December 31, 2019 and 2018 of approximately $892,000 and $955,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC. The decrease in revenue was primarily attributable to lower interest rates charged on such loans due to market conditions. Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the years ended December 31, 2019 and 2018 of approximately $435,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for the years ended December 31, 2019 and 2018 of approximately $14,000 and $16,000, respectively, are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Liquidity and Capital Resources

At December 31, 2019, we had cash of approximately $53,000 compared to cash of approximately $68,000 at December 31, 2018.

Net cash provided by operating activities was approximately $524,000 for the year ended December 31, 2019, compared to approximately $576,000 for the year ended December 31, 2018. Net cash provided by operating activities for the years ended December 31, 2019 and 2018 primarily resulted from our interest income and amortization of deferred financing costs.

Net cash used in financing activities was approximately $538,000 for the year ended December 31, 2019, compared to approximately $557,000 for the year ended December 31, 2018. Net cash used in financing activities for the years ended December 31, 2019 and 2018 reflected the repayment of amounts due to MBC in connection with loans purchased from MBC.

We had no cash from, or used in, investing activities for the years ended December 31, 2019 or 2018.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements and Notes thereto can be found beginning on page F-1, following Part III of this Annual Report on Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.   Controls and Procedures

1.	Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

2.	Internal Control over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of our principal executive and principal financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

This Report does not include an attestation report by the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Our executive officers and directors and their respective ages as of March 17, 2020 are as follows:

Name	Age	Position

Assaf Ran	54	Chief Executive Officer, President and sole Director

Vanessa Kao	42	Chief Financial Officer, Treasurer and Secretary

All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected to serve subject to the discretion of the Board.

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Assaf Ran. Mr. Ran has served as our Chief Executive Officer, President and sole Director since our inception in 2015. In addition, Mr. Ran is the founder, Chief Executive Officer and president of MBC since its inception in 1989. Mr. Ran has 31 years of senior management experience leading public and private directories businesses. Mr. Ran started several yellow page businesses from the ground up and managed to make each one of them successful.

Mr. Ran’s professional experience and background with MBC, as its director since March 1999, have given him the expertise needed to serve as our director.

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

Audit Committee. We do not have a standing audit committee. Currently, our Board of Directors (the “Board”) recommends to retain or terminate the services of our independent accountants, reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. We do not currently have any audit committee financial expert on our Board.

Compensation Committee. We do not have a standing Compensation Committee. The Board has not established a compensation committee primarily because we do not pay our executive officers and directors separate compensation from MBC.

Nominating Committee. We do not have a standing nominating committee. The Board has not established a nominating committee primarily because we are a wholly owned subsidiary of MBC. Our Board currently operates as the nominating committee for us. There is no formal process or policy that governs the manner in which we identify potential candidates for the Board. We do not have a formal policy with respect to our consideration of Board nominees recommended by our stockholders.

ITEM 11.	EXECUTIVE COMPENSATION.

We did not pay or accrue any compensation to our executive officers in 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Our executive officers do not have any currently outstanding equity awards.

During 2019, we did not grant any stock options to our executive officers or directors.

DIRECTOR COMPENSATION

The Company’s director does not presently receive any compensation for his services rendered to the Company, and no remuneration was paid for or on account of services rendered by our director in such capacity in 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 17, 2020 concerning the beneficial ownership of our voting securities of (i) the current member of the Board, (ii) our executive officers, (iii) our director and executive officers as a group, and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities.

As of March 17, 2020, we had 100 shares of common stock outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by our principal accounting firm, Hoberman & Lesser CPA’s, LLP for the fiscal years ended December 31, 2019 and 2018 are as follows:

(a) Audit Fees

2019

The aggregate fees incurred during 2019 for our principal accountant covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2019 are included in the fees for our parent company, MBC.

2018

The aggregate fees incurred during 2018 for our principal accountant covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2018 are included in the fees for our parent company, MBC.

(b) Audit-Related Fees

There were no audit-related fees billed by our principal accountant during 2019 or 2018.

(c) Tax Fees

There were no tax fees billed by our principal accountant during 2019 or 2018.

(d) All Other Fees

No other fees, beyond those disclosed in this Item 14, were billed during 2019 or 2018.

Pre-Approval, Policies and Procedures

Prior to engagement, the Board pre-approves these services by category of service. The fees are budgeted and the Board requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Board approves these services before engaging the independent registered public accounting firm.

The Board may delegate pre-approval authority to one or more of its members. If applicable, the member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Board at its next scheduled meeting. The Board pre-approved all the above listed fees in accordance with its policy.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)	1. Financial Statements - See Index to Financial Statements on page F-1.

2.	Financial Statement Schedules – See (c) below.

3.	Exhibits – See (b) below.

(b)	Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Indenture, dated as of April 25, 2016, among Manhattan Bridge Capital, Inc., MBC Funding II Corp and Worldwide Stock Transfer, LLC, including form of note (2)
4.2	Description of Securities (3)
10.1	Asset Purchase Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital, Inc. and MBC Funding II Corp.(2)
10.2	Continuing Guaranty of Manhattan Bridge Capital Inc. dated April 25, 2016 (2)
10.3	Pledge Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital and Worldwide Stock Transfer, LLC (2)
10.4	Amendment No. 2 to Credit Agreement, dated April 25, 2016, among Manhattan Bridge Capital, Inc., DAG Funding Solutions Inc. and Webster Business Credit Corporation (2)
10.6	Intercreditor Agreement, dated as of April 25, 2016, between Webster Business Credit Corp and Worldwide Stock Transfer, LLC (2)
31.1	Chief Executive Officer Certification under Rule 13a-14 (3)
31.2	Chief Financial Officer Certification under Rule 13a-14 (3)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 (4)
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 (4)
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Securities and Exchange Commission on January 26, 2016 and incorporated herein by reference.

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
Assaf Ran, President, Chief Executive Officer and Director

Date: March 17, 2020

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 2020:

Signature	Title

/s/ Assaf Ran	President, Chief Executive Officer and
Assaf Ran	Director (Principal Executive Officer)

/s/ Vanessa Kao	Chief Financial Officer (Principal
Vanessa Kao	Financial and Accounting Officer)

MBC FUNDING II CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Director

MBC Funding II Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MBC Funding II Corp. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, changes in stockholder’s equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 16, 2020

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

	2019	2018
Assets
Loans receivable	$7,885,465	$7,705,000
Cash	53,122	67,706
Interest receivable on loans	60,902	66,629
Total assets	$7,999,489	$7,839,335

Liabilities and Stockholder’s Equity
Liabilities:
Senior secured notes (net of deferred financing costs of $472,413 and $547,499, respectively)	$5,527,587	$5,452,501
Due to parent company	641,515	999,168
Accrued interest payable	15,000	15,000
Total liabilities	6,184,102	6,466,669

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—	—
Additional paid-in capital	100	100
Retained earnings	1,815,287	1,372,566
Total stockholder’s equity	1,815,387	1,372,666
Total liabilities and stockholder’s equity	$7,999,489	$7,839,335

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

Interest income from loans	$892,249	$955,408
Total Revenue	892,249	955,408

Operating costs and expenses:
Interest and amortization of deferred financing costs	435,086	435,085
General and administrative expenses	13,870	15,524
Total operating costs and expenses	448,956	450,609
Income before income tax expense	443,293	504,799
Income tax expense	(572)	(642)
Net income	$442,721	$504,157

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Totals
Balance, January 1, 2018	100	$—	$100	$868,409	$868,509
Net income for the year ended December 31, 2018				504,157	504,157
Balance, December 31, 2018	100	—	100	1,372,566	1,372,666
Net income for the year ended December 31, 2019				442,721	442,721
Balance, December 31, 2019	100	$—	$100	$1,815,287	$1,815,387

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Cash flows from operating activities:
Net Income	$442,721	$504,157
Adjustment to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	75,086	75,085
Changes in operating assets and liabilities:
Interest receivable on loans	5,727	(3,590)
Net cash provided by operating activities	523,534	575,652

Cash flows from financing activities:
Repayment of amounts due to parent company	(538,118)	(556,744)
Net cash used in financing activities	(538,118)	(556,744)

Net (decrease) increase in cash	(14,584)	18,908
Cash, beginning of year	67,706	48,798
Cash, end of year	$53,122	$67,706

Supplemental Cash Flow Information:
Taxes paid during the year	$572	$642
Interest paid during the year	$360,000	$360,000

Noncash Financing and Investing Activities:
Assignments of loans from parent company	$7,040,465	$5,720,000
Assigned loans repaid to parent company by borrowers	$6,860,000	$5,561,000

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management will base the use of estimates on (a) a preset number of assumptions that consider past experience, (b) future projections, and (c) general financial market conditions. Actual amounts could differ from those estimates.

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

Allowance for Loan Loss

MBC reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest, the borrower’s likelihood of executing the original exit strategy, as well as the loan-to-value (LTV) ratio. Based on the analysis, management determines if any provisions for impairment of loans should be made and whether any loan loss reserves are required. At December 31, 2019 and 2018, no loan impairments exist and no provisions for impairment of loans were required for the years then ended.

Income Taxes

The Company follows Accounting Standards Codification (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2019, the Company has no material uncertain tax positions to be accounted for in the financial statements. The Company recognizes interest and penalties related to uncertain tax positions, if any, as part of income tax expense.

The Company is treated as a “qualified REIT subsidiary” for federal income tax purposes, and is not required to pay federal income tax. As such, the Company is not treated as a separate corporation for purposes of determining whether the Company qualifies and operates as a REIT for U.S. federal income tax purposes.

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

Fair Value of Financial Instruments

For interest bearing commercial loans held by the Company, the carrying amount approximates fair value due to the relative short-term nature of such instruments. The Company determines the fair value of its senior secured notes using market prices which currently approximate their carrying amount.

Recent Accounting Pronouncements

In May 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.” This ASU allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The Company plans to adopt both ASU 2016-13 and ASU 2019-05 effective January 1, 2020. The Company believes that the adoption of this guidance will not have a material impact on its financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU modifies ASC 740 to remove certain exceptions and also add guidance to reduce complexity in certain areas. For companies that file with the Securities and Exchange Commission, the standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted but requires simultaneous adoption of all provisions of the new standard. The Company believes that the adoption of this guidance will not have a material impact on the Company’s financial statements.

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

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Note 3). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At December 31, 2019, the pool of mortgage loans was comprised of 23 loans with an aggregate outstanding principal balance of $7,885,465. At December 31, 2018, the pool of mortgage loans was comprised of 17 loans with an aggregate outstanding principal balance of $7,705,000.

The loans typically have a maximum initial term of 12 months, and bear interest at a fixed rate of 10% to 14% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Credit risk profile as of December 31, 2019 and 2018:

Performing loans	Developers- Residential	Developers- Commercial	Developers-Mixed Used	Total outstanding loans
December 31, 2019	$5,595,465	$1,825,000	$465,000	$7,885,465
December 31, 2018	$5,505,000	$2,200,000	$—	$7,705,000

At December 31, 2019, loans receivable from one borrower represented 10.1% of total loans receivable. At December 31, 2018, loans receivable from two borrowers represented 36.3% of total loans receivable.

5.	DUE TO PARENT COMPANY

The Company utilized the net proceeds from the IPO to purchase a pool of mortgage loans from MBC. Under the Indenture, the aggregate principal amount of the mortgage loans owned by the Company, plus the Company’s cash on hand, must always be equal to at least 120% of the outstanding principal amount of the Notes until the Notes are paid in full. The amount due to MBC principally represents the costs paid by MBC on behalf of the Company in connection with the Notes issuance plus the additional 20% of the required security. The Company collects payments of interest on the mortgages the Company holds and uses those funds to make the required interest payments to the Noteholders and certain operating expenses. Any excess cash will be distributed to MBC or held by the Company, to be used for working capital and general corporate purposes.

********

