Form 10-Q
period 2020-03-31
MBC FUNDING II CORP.
filed 2020-04-13
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to ________________________

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

As of April 13, 2020, the Issuer had a total of 100 shares of Common Stock, $.001 par value per share, outstanding.

MBC FUNDING II CORP.

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the risk factors discussed in more detail in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as may be supplemented or amended from time to time, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in this report. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to MBC Funding II Corp., a New York corporation, and its predecessors.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Assets
Loans receivable	$7,999,863	$7,885,465
Cash	52,183	53,122
Interest receivable on loans	56,836	60,902
Prepaid expense	3,750	—
Total assets	$8,112,632	$7,999,489
Liabilities and Stockholder’s Equity
Liabilities:
Senior secured notes (net of deferred financing costs of $453,642 and $472,413)	$5,546,358	$5,527,587
Due to parent company	633,527	641,515
Accrued interest payable	15,000	15,000
Total liabilities	6,194,885	6,184,102

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—	—
Additional paid-in capital	100	100
Retained earnings	1,917,647	1,815,287
Total stockholder’s equity	1,917,747	1,815,387
Total liabilities and stockholder’s equity	$8,112,632	$7,999,489

The accompanying notes are an integral part of these financial statements.

4

MBC FUNDING II CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2020	2019

Interest income from loans	$215,011	$228,539
Total revenue	215,011	228,539

Operating costs and expenses:
Interest and amortization of deferred financing costs	108,771	108,771
General and administrative expenses	3,880	3,325
Total operating costs and expenses	112,651	112,096

Net income	$102,360	$116,443

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2020

	Common Stock		Additional	Retained
	Shares	Amount	Paid in Capital	Earnings	Totals
Balance, January 1, 2020	100	$—	$100	$1,815,287	$1,815,387
Net income for the period				102,360	102,360
Balance, March 31, 2020	100	$—	$100	$1,917,647	$1,917,747

FOR THE THREE MONTHS ENDED MARCH 31, 2019

	Common Stock		Additional	Retained
	Shares	Amount	Paid in Capital	Earnings	Totals
Balance, January 1, 2019	100	$—	$100	$1,372,566	$1,372,666
Net income for the period				116,443	116,443
Balance, March 31, 2019	100	$—	$100	$1,489,009	$1,489,109

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net income	$102,360	$116,443
Adjustment to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	18,771	18,771
Changes in operating assets and liabilities:
Interest receivable on loans	4,066	(5,695)
Prepaid expense	(3,750)	(3,750)
Net cash provided by operating activities	121,447	125,769

Cash flows from financing activities:
Repayment of amounts due to parent company, net	(122,386)	(155,226)
Net cash used in financing activities	(122,386)	(155,226)

Net decrease in cash	(939)	(29,457)
Cash, beginning of period	53,122	67,706
Cash, end of period	$52,183	$38,249

Supplemental Cash Flow Information:
Interest paid during the period	$90,000	$90,000

Noncash Financing and Investing Activities:
Assignments of loans from parent company	$2,474,535	$1,438,965
Assigned loans repaid to parent company by borrowers	$2,360,137	$1,395,000

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.
NOTES TO FINANCIAL STATEMENTS
March 31, 2020

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

In May 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.” This ASU allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The Company adopted both ASU 2016-13 and ASU 2019-05 effective January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU modifies Accounting Standards Codification 740 to remove certain exceptions and also add guidance to reduce complexity in certain areas. For companies that file with the Securities and Exchange Commission, the standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted but requires simultaneous adoption of all provisions of the new standard. The Company believes that the adoption of this guidance will not have a material impact on the Company’s financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (“ASC 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in the ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Note 3). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At March 31, 2020, the pool of mortgage loans is comprised of 22 loans with an aggregate outstanding principal balance of $7,999,863. At December 31, 2019, the pool of mortgage loans was comprised of 23 loans with an aggregate outstanding principal balance of $7,885,465.

The loans typically have a maximum initial term of 12 months, and bear interest at a fixed rate of 10% to 14% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Credit risk profile as of March 31, 2020 and December 31, 2019:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Used	Total outstanding loans
March 31, 2020	$6,435,000	$1,564,863	$—	$7,999,863
December 31, 2019	$5,595,465	$1,825,000	$465,000	$7,885,465

At March 31, 2020, loans receivable from two borrowers represented 12.9% of total loans receivable. At December 31, 2019, loans receivable from one borrower represented 10.1% of total loans receivable.

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

6.	SUBSEQUENT EVENTS

As a result of the COVID-19 pandemic, the Company may experience difficulties collecting monthly interest on time from its borrowers, property values may decline and certain of our loans may need to be extended. The Company believes that it’s premature to determine the magnitude of the impact at this point. While the Company is not able to estimate the impact of the COVID-19 pandemic at this time, the pandemic could materially effect the Company’s financial and operational results.

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

We are a wholly-owned subsidiary of Manhattan Bridge Capital, Inc., a New York corporation (“MBC”), and were formed in December 2015 specifically for the purpose of the initial public offering (“IPO”) of the Notes (described below). On April 25, 2016, we sold $6,000,000 aggregate principal amount of our 6% Senior Secured Notes, due April 22, 2026 (the “Notes”), in our IPO for net proceeds of $5,200,000, after deducting the underwriting discounts and commissions and other offering expenses. The Notes are secured by a first priority lien on all of our assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by MBC, which we acquired from MBC pursuant to an asset purchase agreement. Under the terms of the indenture governing the Notes (the “Indenture”), the aggregate outstanding principal balance of the mortgage loans held by us, together with our cash on hand, must always equal at least 120% of the aggregate outstanding principal amount of the Notes at all times until the Notes are paid in full. In addition, MBC has guaranteed our obligations under the Notes and has secured that guaranty with a pledge of all of our outstanding common shares.

The Notes are listed on the NYSE American and trade under the symbol “LOAN/26”.

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At March 31, 2020, the pool of mortgage loans is comprised of 22 loans with an aggregate outstanding principal balance of $7,999,863.

Prior to the consummation of the IPO on April 25, 2016, we did not have any material operations. As of April 2016, we collect payments of interest on the mortgages we hold and use those funds to make the required interest payments to the holders of the Notes and certain operating expenses. Any excess cash will be distributed to MBC or held by us to be used for working capital and general corporate purposes.

Results of Operations

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

Total Revenue

Total revenues for the three months ended March 31, 2020 and 2019 of approximately $215,000 and $229,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC. The decrease in revenue was primarily attributable to lower interest rates charged on such loans due to market conditions and intense competition.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the three months ended March 31, 2020 and 2019 of approximately $109,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2020 and 2019 of approximately $4,000 and $3,000, respectively, are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Liquidity and Capital Resources

At March 31, 2020, we had cash of approximately $52,000 compared to cash of approximately $53,000 at December 31, 2019.

Net cash provided by operating activities for the three months ended March 31, 2020 was approximately $121,000, compared to approximately $126,000 for the three months ended March 31, 2019. Net cash provided by operating activities for the three month periods ended March 31, 2020 and 2019 primarily resulted from our interest income and amortization of deferred financing costs.

Net cash used in financing activities for the three months ended March 31, 2020 was approximately $122,000, compared to approximately $155,000 for the three months ended March 31, 2019. Net cash used in financing activities for the three month periods ended March 31, 2020 and 2019 reflected the repayment of amounts due to MBC in connection with loans purchased from MBC.

We had no cash from or used in investing activities for the three months ended March 31, 2020 or 2019.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. RISK FACTORS

The COVID-19 pandemic may adversely affect our business.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally including in the United States. As a result of the COVID-19 pandemic, we may experience difficulties collecting the monthly interest on time, property values may decline and certain of our or loans may need to be extended. We believe that it’s premature to determine the magnitude of the impact at this point.

The extent to which the coronavirus impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. For instance, recent government action to provide substantial financial support to businesses could provide helpful mitigation for us and certain of our borrowers; its ultimate impact, however, is not yet clear. While we are not able at this time to estimate the impact of the COVID-19 pandemic on our financial and operational results, it could be material.

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

MBC Funding II Corp. (Registrant)

Date: April 13, 2020	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 13, 2020	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

