Form 10-Q
period 2020-06-30
MBC FUNDING II CORP.
filed 2020-07-23
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to _______________________________________

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

As of July 23, 2020, the Issuer had a total of 100 shares of Common Stock, $.001 par value per share, outstanding.

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

The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to MBC Funding II Corp., a New York corporation, and its predecessors.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
Assets
Loans receivable	$7,634,712	$7,885,465
Cash	47,907	53,122
Interest receivable on loans	67,211	60,902
Prepaid expense	2,500	—
Total assets	$7,752,330	$7,999,489

Liabilities and Stockholder’s Equity
Liabilities:
Senior secured notes (net of deferred financing costs of $434,870 and $472,413)	$5,565,130	$5,527,587
Due to parent company	157,114	641,515
Accrued interest payable	15,000	15,000
Total liabilities	5,737,244	6,184,102

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—	—
Additional paid-in capital	100	100
Retained earnings	2,014,986	1,815,287
Total stockholder’s equity	2,015,086	1,815,387
Total liabilities and stockholder’s equity	$7,752,330	$7,999,489

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Interest income from loans	$210,006	$222,451	$425,017	$450,991
Total revenue	210,006	222,451	425,017	450,991

Operating costs and expenses:
Interest and amortization of deferred financing costs	108,771	108,771	217,543	217,543
General and administrative expenses	3,251	3,365	7,130	6,690
Total operating costs and expenses	112,022	112,136	224,673	224,233
Income before income tax expense	97,984	110,315	200,344	226,758
Income tax expense	(645)	(572)	(645)	(572)
Net income	$97,339	$109,743	$199,699	$226,186

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2020

	Common Stock		Additional	Retained
	Shares	Amount	Paid in Capital	Earnings	Totals
Balance, April 1, 2020	100	$—	$100	$1,917,647	$1,917,747
Net income for the period				97,339	97,339
Balance, June 30, 2020	100	$—	$100	$2,014,986	$2,015,086

FOR THE THREE MONTHS ENDED JUNE 30, 2019

	Common Stock		Additional	Retained
	Shares	Amount	Paid in Capital	Earnings	Totals
Balance, April 1, 2019	100	$—	$100	$1,489,009	$1,489,109
Net income for the period				109,743	109,743
Balance, June 30, 2019	100	$—	$100	$1,598,752	$1,598,852

FOR THE SIX MONTHS ENDED JUNE 30, 2020

	Common Stock		Additional	Retained
	Shares	Amount	Paid in Capital	Earnings	Totals
Balance, January 1, 2020	100	$—	$100	$1,815,287	$1,815,387
Net income for the period				199,699	199,699
Balance, June 30, 2020	100	$—	$100	$2,014,986	$2,015,086

FOR THE SIX MONTHS ENDED JUNE 30, 2019

	Common Stock		Additional	Retained
	Shares	Amount	Paid in Capital	Earnings	Totals
Balance, January 1, 2019	100	$—	$100	$1,372,566	$1,372,666
Net income for the period				226,186	226,186
Balance, June 30, 2019	100	$—	$100	$1,598,752	$1,598,852

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$199,699	$226,186
Adjustment to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	37,543	37,543
Changes in operating assets and liabilities:
Interest receivable on loans	(6,309)	(4,075)
Prepaid expenses	(2,500)	(2,500)
Net cash provided by operating activities	228,433	257,154

Cash flows from financing activities:
Repayment of amounts due to parent company, net	(233,648)	(283,430)
Net cash used in financing activities	(233,648)	(283,430)

Net decrease in cash	(5,215)	(26,276)
Cash, beginning of period	53,122	67,706
Cash, end of period	$47,907	$41,430

Supplemental Cash Flow Information:
Taxes paid during the period	$645	$572
Interest paid during the period	$180,000	$180,000

Noncash Financing and Investing Activities:
Assignments of loans from parent company	$4,148,385	$2,578,965
Assigned loans repaid to parent company by borrowers	$4,399,138	$2,570,000

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2020

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

In May 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief”, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of an allowance for credit losses. This ASU also allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The Company adopted both ASU 2016-13 and ASU 2019-05 effective January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

The Company may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium; provided that (i) if the Notes are redeemed on or after April 22, 2019 but prior to April 22, 2020, the redemption price will be 103% of the principal amount of the Notes redeemed and (ii) if the Notes are redeemed on or after April 22, 2020 but prior to April 22, 2021, the redemption price will be 101.5% of the principal amount of the Notes redeemed plus, in either case, the accrued but unpaid interest on the Notes redeemed up to, but not including, the date of redemption. No Notes were redeemed prior to April 22, 2020.

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

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Note 3). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At June 30, 2020, the pool of mortgage loans is comprised of 21 loans with an aggregate outstanding principal balance of $7,634,712. At December 31, 2019, the pool of mortgage loans was comprised of 23 loans with an aggregate outstanding principal balance of $7,885,465.

The loans typically have a maximum initial term of 12 months, and bear interest at a fixed rate of 10% to 14% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Credit risk profile as of June 30, 2020 and December 31, 2019:

Performing loans	Developers-Residential	Developers- Commercial	Developers-Mixed Used	Total outstanding loans
June 30, 2020	$6,069,850	$1,564,862	$—	$7,634,712
December 31, 2019	$5,595,465	$1,825,000	$465,000	$7,885,465

At June 30, 2020, loans receivable from three borrowers represented 18.1% of total loans receivable. One individual personally guarantees all three loans and is the sole owner of two of those borrowers. At December 31, 2019, loans receivable from one borrower represented 10.1% of total loans receivable.

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

6.	COVID-19

As a result of the COVID-19 pandemic, the Company may experience difficulties collecting monthly interest on time from its borrowers, property values may decline and certain of its loans may need to be extended. For example, two of MBC’s long term borrowers requested forbearance agreements, due to the impact of the COVID-19 pandemic, deferring two to three months of interest payments to payoff and MBC agreed to accommodate the request. To date, the Company and MBC have not been materially impacted by the COVID-19 pandemic and will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of their businesses. If the COVID-19 pandemic worsens in the geographic areas in which MBC operates, the pandemic could materially affect the Company’s financial and operational results.

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

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At June 30, 2020, the pool of mortgage loans is comprised of 21 loans with an aggregate outstanding principal balance of $7,634,712.

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

Results of Operations

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Total Revenue

Total revenues for the three months ended June 30, 2020 and 2019 of approximately $210,000 and $222,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC. The decrease in revenue was primarily attributable to lower interest rates charged on loans due to market conditions.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the three months ended June 30, 2020 and 2019 of approximately $109,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for each of the three months ended June 30, 2020 and 2019 of approximately $3,000 are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Total Revenue

Total revenues for the six months ended June 30, 2020 and 2019 of approximately $425,000 and $451,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC. The decrease in revenue was primarily attributable to lower interest rates charged on loans due to market conditions.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the six months ended June 30, 2020 and 2019 of approximately $218,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for each of the six months ended June 30, 2020 and 2019 of approximately $7,000 are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Liquidity and Capital Resources

At June 30, 2020, we had cash of approximately $48,000 compared to cash of approximately $53,000 at December 31, 2019.

Net cash provided by operating activities for the six months ended June 30, 2020 was approximately $228,000, compared to approximately $257,000 for the six months ended June 30, 2019. The decrease in net cash provided by operating activities primarily resulted from the reduction in revenue. Net cash provided by operating activities for the six months ended June 30, 2020 and 2019 primarily resulted from our interest income and amortization of deferred financing costs.

Net cash used in financing activities for the six months ended June 30, 2020 was approximately $234,000, compared to approximately $283,000 for the six months ended June 30, 2019. The decrease in net cash used in financing activities primarily resulted from the reduction in revenue. Net cash used in financing activities for the six months ended June 30, 2020 and 2019 reflected the repayment of amounts due to MBC in connection with loans purchased from MBC.

We had no cash from or used in investing activities for the six months ended June 30, 2020 or 2019.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A.	RISK FACTORS

The COVID-19 pandemic may adversely affect our business.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally including in the United States. As a result of the COVID-19 pandemic, MBC, our parent company, has experienced a slow down in the deployment of capital and lower demand for new loans. In addition, two of MBC’s long term borrowers requested forbearance agreements, due to the impact of the COVID-19 pandemic, deferring two to three months of interest payments to payoff and MBC agreed to accommodate the request. To date, the Company and MBC have not been materially impacted by the COVID-19 pandemic, but we will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. If the COVID-19 pandemic worsens in the New York area in which MBC operates, the pandemic could materially affect the Company’s financial and operational results.

The extent to which the coronavirus impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. While the New York area in which we primarily operate has begun to roll back its “stay-at-home” orders and reopen certain businesses, the current outlook remains uncertain and it is possible the spread of COVID-19 may re-emerge in the New York area. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. For instance, recent government action to provide substantial financial support to businesses could provide helpful mitigation for us and certain of our borrowers; its ultimate impact, however, is not yet clear. While we are not able at this time to estimate the future impact of the COVID-19 pandemic on our financial and operational results, it could be material.

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

MBC Funding II Corp. (Registrant)

Date: July 23, 2020	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 23, 2020	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

