Form 10-K
period 2020-12-31
MBC FUNDING II CORP.
filed 2021-03-11
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

There is no public trading market for the shares of common stock of MBC Funding II Corp. As a result, the aggregate market value of the common units held by non-affiliates of MBC Funding II Corp cannot be determined.

As of March 11, 2021, the Registrant had outstanding 100 shares of Common Stock, par value $0.001 per share, all of which are owned by Manhattan Bridge Capital, Inc.

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

We may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to any party holding a Note (each referred to as a “Noteholder” and collectively, the “Noteholders”). The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium; provided that if the Notes are redeemed prior to April 22, 2021, the redemption price will be 101.5% of the principal amount of the Notes redeemed plus the accrued but unpaid interest on the Notes redeemed up to, but not including, the date of redemption.

Each Noteholder had the right to cause the Company to redeem his, her or its Notes on April 22, 2021 by notifying the Company in writing, no earlier than November 22, 2020 and no later than January 22, 2021. No Noteholder exercised such right during the required time frame and as such the Notes are no longer redeemable by the Noteholders.

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

Noteholders will not have any voting rights with respect to us or the right to influence management or day-to-day operations of our business. The interests of MBC’s shareholders who vote may be different or even in opposition of those of creditors such as the Noteholders. As of the date of this Report, 100% of our issued and outstanding shares are owned by our parent, MBC. In addition, Assaf Ran is a major owner of the outstanding shares of common stock of MBC. Mr. Ran is also our Chief Executive Officer and our sole director. Thus, Mr. Ran currently has and will continue to exercise effective control over all of our corporate actions.

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

Our ability to make payments of principal and interest on the Notes is subject to general economic conditions and financial, business and other factors affecting our mortgage loan portfolio, many of which are beyond our control. We cannot assure you that we will have sufficient funds available when necessary to make any required payments of interest or principal under the Notes, including payments in connection with a redemption of Notes upon a change of control. Our failure to make payments of interest or principal when due could result in an event of default and would give the Indenture Trustee and the Noteholders certain rights against us. Our sole source of revenue and cash flow will be payments of interest and principal we receive with respect to our mortgage loan portfolio. To the extent the interest payments received by us exceed the payments required to be made to the Noteholders, and both prior to and after giving effect to the distribution of funds to MBC, we are in compliance with the debt coverage ratio and no default or event of default exists or would occur as a result of such distribution, we plan to distribute those excess funds to MBC. If we are unable to generate sufficient cash flow to service the debt evidenced by the Notes, we will be in default of its obligations under the Notes.

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

Collateral concentration could lead to significant losses upon an event of default.

A single borrower or a group of affiliated borrowers does account for more than 10% of the pool of mortgage loans that we purchased from MBC as security for our obligations under the Notes. A default by one borrower in a group is likely to result in a default by the other borrowers in the group. Although MBC guarantees all of our obligations under the Notes, concentration of collateral to one borrower or a group of affiliated borrowers may pose a significant risk, as a default could have a material adverse impact on our operating results, cash flow, financial condition and our ability to repay the indebtedness

We have no obligation to redeem the Notes prior to their maturity date except in limited circumstances.

The entire outstanding principal balance of the Notes and all accrued but unpaid interest thereon will be due and payable in full on April 22, 2026, the tenth anniversary of the issue date of the Notes. Except for specifically enumerated circumstances, we have no obligation, and the Noteholders will have no right to require us, to redeem any Notes prior to their maturity date. For example, if either we or MBC enter into a transaction that constitutes a “change in control” or an “asset sale,” as such terms are defined under the Indenture, we may be obligated to offer to redeem the Notes at a redemption price equal to 101% of their principal amount, in the case of a “change in control” and 100% of their principal amount in the case of an “asset sale” plus, in either case, the accrued and unpaid interest up to, but not including, the date of redemption. The existence of a Noteholder’s right to require us to purchase his, her or its Notes upon a change of control may deter a third party from acquiring us in a transaction that constitutes a change of control. In addition, we have the right, but not the obligation, to redeem the Notes. As a result, any investment in the Notes should be considered illiquid and unable to be redeemed until their stated maturity.

We may not be able to redeem the Notes when we are obligated to do so, which would constitute an event of default.

In connection with transactions constituting a change of control or an Asset Sale (as such terms are defined in the Indenture), we may be obligated to offer to redeem the Notes at a price equal to 101% of their outstanding principal amount plus accrued and unpaid interest, if any, to, but not including, the date of repurchase. We cannot assure you that we will have sufficient financial resources available to satisfy our obligations to redeem the Notes. If we cannot, such failure would constitute an event of default under the Indenture. In addition, we cannot assure that under such circumstances Noteholders will be able to seek payment from us under the terms of the guaranty or that Noteholders would be able to sell their Notes. Thus, Noteholders could lose all or a substantial portion of their investment.

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

The COVID-19 pandemic may adversely affect our business.

As a result of the COVID-19 pandemic, MBC, our parent company, has experienced a slow down in the deployment of capital and lower demand for new loans. In addition, during the second quarter of 2020, two of MBC’s long term borrowers requested forbearance agreements, due to the impact of the COVID-19 pandemic, deferring two to three months of interest payments to payoff. MBC agreed to accommodate the requests and since the date of the forbearance agreements, those borrowers have timely paid their monthly interest. To date, the Company and MBC have not been materially impacted by the COVID-19 pandemic, but we will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. If the COVID-19 pandemic worsens in the New York area in which MBC operates, the pandemic could materially affect the Company’s financial and operational results.

The extent to which the coronavirus impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial and operational results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. For instance, government action to provide substantial financial support to businesses could provide helpful mitigation for us and certain of our borrowers; its ultimate impact, however, is not yet clear. While we are not able at this time to estimate the future impact of the COVID-19 pandemic on our financial and operational results, it could be material.

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

As of March 11, 2021, there was 1 holder of record of our common stock.

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

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At December 31, 2020, the pool of mortgage loans was comprised of 22 loans with an aggregate outstanding principal balance of $7,784,712.

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

We present deferred financing costs in the balance sheet as a direct reduction from the related debt liability rather than an asset, in accordance with Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Costs incurred in connection with the issuance of the Notes are being amortized over ten years, using the straight-line method, as the difference between use of the effective interest method is not material.

Effective January 1, 2020, MBC adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The ASU introduces a new credit loss methodology, Current Expected Credit Losses (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. MBC estimates its CECL reserve primarily using the Weighted Average Remaining Maturity (“WARM”) method, which requires reference to historic loss data taking into consideration expected economic conditions over the relevant timeframe. In addition, MBC reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest, the borrower’s likelihood of executing the original exit strategy, as well as the loan-to-value (LTV) ratio. Failure to properly measure an allowance for credit losses could result in the overstatement of earnings and the carrying value of the loans receivable. Actual losses, if any, could differ significantly from estimated amounts.

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

Results of Operations

Years Ended December 31, 2020 and 2019

Total Revenue

Total revenues for the years ended December 31, 2020 and 2019 of approximately $840,000 and $892,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC. The decrease in revenue was primarily attributable to lower interest rates charged on such loans due to market conditions.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the years ended December 31, 2020 and 2019 of approximately $435,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for each of the years ended December 31, 2020 and 2019 of approximately $14,000 are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Liquidity and Capital Resources

At December 31, 2020, we had cash of approximately $49,000 compared to cash of approximately $53,000 at December 31, 2019.

Net cash provided by operating activities was approximately $460,000 for the year ended December 31, 2020, compared to approximately $524,000 for the year ended December 31, 2019. The decrease in net cash provided by operating activities primarily resulted from the reduction in revenue. Net cash provided by operating activities for the years ended December 31, 2020 and 2019 primarily resulted from our interest income and amortization of deferred financing costs.

Net cash used in financing activities was approximately $465,000 for the year ended December 31, 2020, compared to approximately $538,000 for the year ended December 31, 2019. The decrease in net cash used in financing activities primarily resulted from the reduction in net income. Net cash used in financing activities for the years ended December 31, 2020 and 2019 reflected the repayment of amounts due to MBC in connection with loans purchased from MBC.

We had no cash from, or used in, investing activities for the years ended December 31, 2020 or 2019.

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

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Our executive officers and directors and their respective ages as of March 11, 2021 are as follows:

Name	Age	Position

Assaf Ran	55	Chief Executive Officer, President and sole Director

Vanessa Kao	43	Chief Financial Officer, Treasurer and Secretary

All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected to serve subject to the discretion of the Board.

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Assaf Ran. Mr. Ran has served as our Chief Executive Officer, President and sole Director since our inception in 2015. In addition, Mr. Ran is the founder, Chief Executive Officer and president of MBC since its inception in 1989. Mr. Ran has 32 years of senior management experience leading public and private directories businesses. Mr. Ran started several yellow page businesses from the ground up and managed to make each one of them successful. Mr. Ran’s professional experience and background with MBC, as its director since March 1999, have given him the expertise needed to serve as our director.

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

We did not pay or accrue any compensation to our executive officers in 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Our executive officers do not have any currently outstanding equity awards.

During 2020, we did not grant any stock options to our executive officers or directors.

DIRECTOR COMPENSATION

The Company’s director does not presently receive any compensation for his services rendered to the Company, and no remuneration was paid for or on account of services rendered by our director in such capacity in 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 11, 2021 concerning the beneficial ownership of our voting securities of (i) the current member of the Board, (ii) our executive officers, (iii) our director and executive officers as a group, and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities.

As of March 11, 2021, we had 100 shares of common stock outstanding.

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

The aggregate fees billed by our principal accounting firm, Hoberman & Lesser CPA’s, LLP for the fiscal years ended December 31, 2020 and 2019 are as follows:

(a)	Audit Fees

2020

The aggregate fees incurred during 2020 for our principal accountant covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2020 are included in the fees for our parent company, MBC.

2019

The aggregate fees incurred during 2019 for our principal accountant covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2019 are included in the fees for our parent company, MBC.

(b)	Audit-Related Fees

There were no audit-related fees billed by our principal accountant during 2020 or 2019.

(c)	Tax Fees

There were no tax fees billed by our principal accountant during 2020 or 2019.

(d)	All Other Fees

No other fees, beyond those disclosed in this Item 14, were billed during 2020 or 2019.

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	1. Financial Statements - See Index to Financial Statements on page F-1.

2. Financial Statement Schedules – See (c) below.

3. Exhibits – See (b) below.

(b)	Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Indenture, dated as of April 25, 2016, among Manhattan Bridge Capital, Inc., MBC Funding II Corp and Worldwide Stock Transfer, LLC, including form of note (2)
4.2	Description of Securities (3)
10.1	Asset Purchase Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital, Inc. and MBC Funding II Corp.(2)
10.2	Continuing Guaranty of Manhattan Bridge Capital Inc. dated April 25, 2016 (2)
10.3	Pledge Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital and Worldwide Stock Transfer, LLC (2)
10.4	Amendment No. 2 to Credit Agreement, dated April 25, 2016, among Manhattan Bridge Capital, Inc., DAG Funding Solutions Inc. and Webster Business Credit Corporation (2)
10.6	Intercreditor Agreement, dated as of April 25, 2016, between Webster Business Credit Corp and Worldwide Stock Transfer, LLC (2)
31.1	Chief Executive Officer Certification under Rule 13a-14 (4)
31.2	Chief Financial Officer Certification under Rule 13a-14 (4)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 (5)
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 (5)
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Schema Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the Securities and Exchange Commission on January 26, 2016 and incorporated herein by reference.

(2)	Previously filed as an exhibit to our Current Report Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 and incorporated herein by reference
(3)	Previously filed as an exhibit to our Annual Report Form 10-K filed with the Securities and Exchange Commission on March 17, 2020 and incorporated herein by reference.

(4)	Filed herewith.

(5)	Furnished herewith.

(c)	No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

ITEM 16.	10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBC FUNDING II CORP.

By:	/s/ Assaf Ran
Assaf Ran, President, Chief Executive Officer and Director

Date: March 11, 2021

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2021:

Signature	Title

/s/ Assaf Ran	President, Chief Executive Officer and
Assaf Ran	Director (Principal Executive Officer)

/s/ Vanessa Kao	Chief Financial Officer (Principal
Vanessa Kao	Financial and Accounting Officer)

MBC FUNDING II CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Director

MBC Funding II Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MBC Funding II Corp. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholder’s equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for credit losses as of January 1, 2020 due to the adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements.”

Basis for Opinion

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Allowance for Credit Losses

As described in Note 1 – Significant Accounting Policies, to the financial statements, effective January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)”. Upon adoption, the Company estimates and records an allowance for credit losses, if any, which represents credit losses expected over the remaining contractual life of its loans receivable. Management assessed the credit losses on its loans receivable primarily using the Weighted Average Remaining Maturity method along with consideration of other variables. Based on these assessments, the Company determined that there was no effect on the allowance for credit losses on January 1, 2020 due to the adoption of ASU 2016-13 and, as of December 31, 2020, no allowance for credit losses is required.

The allowance for credit losses was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management throughout the initial adoption and subsequent application processes.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with our overall opinion on the financial statements. These procedures included evaluating the appropriateness of the method and other variables used, testing the application of the method and other variables used, as well as testing the accuracy of data used with respect to the method and other variables. These procedures also included, with the assistance of outside valuation specialists, as well as utilization of independent empirical data, evaluating significant judgments applied by management in determining whether indicators of impairment were present, with respect to the Company’s loan portfolio and the underlying collateral, by obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments.

We have served as the Company’s auditors since 2016.

New York, New York

March 10, 2021

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

	2020	2019
Assets
Loans receivable	$7,784,712	$7,885,465
Cash	48,913	53,122
Interest receivable on loans	65,887	60,902
Total assets	$7,899,512	$7,999,489

Liabilities and Stockholder’s Equity
Liabilities:
Senior secured notes (net of deferred financing costs of $397,327 and $472,413, respectively)	$5,602,673	$5,527,587
Due to parent company	76,138	641,515
Accrued interest payable	15,000	15,000
Total liabilities	5,693,811	6,184,102

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—	—
Additional paid-in capital	100	100
Retained earnings	2,205,601	1,815,287
Total stockholder’s equity	2,205,701	1,815,387
Total liabilities and stockholder’s equity	$7,899,512	$7,999,489

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019

Interest income from loans	$840,400	$892,249
Total Revenue	840,400	892,249

Operating costs and expenses:
Interest and amortization of deferred financing costs	435,086	435,086
General and administrative expenses	14,355	13,870
Total operating costs and expenses	449,441	448,956
Income before income tax expense	390,959	443,293
Income tax expense	(645)	(572)
Net income	$390,314	$442,721

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Totals
Balance, January 1, 2019	100	$—	$100	$1,372,566	$1,372,666
Net income for the year ended December 31, 2019				442,721	442,721
Balance, December 31, 2019	100	—	100	1,815,287	1,815,387
Net income for the year ended December 31, 2020				390,314	390,314
Balance, December 31, 2020	100	$—	$100	$2,205,601	$2,205,701

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
Cash flows from operating activities:
Net Income	$390,314	$442,721
Adjustment to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	75,086	75,086
Changes in operating assets and liabilities:
Interest receivable on loans	(4,985)	5,727
Net cash provided by operating activities	460,415	523,534

Cash flows from financing activities:
Repayment of amounts due to parent company	(464,624)	(538,118)
Net cash used in financing activities	(464,624)	(538,118)

Net decrease in cash	(4,209)	(14,584)
Cash, beginning of year	53,122	67,706
Cash, end of year	$48,913	$53,122

Supplemental Cash Flow Information:
Taxes paid during the year	$645	$572
Interest paid during the year	$360,000	$360,000

Noncash Financing and Investing Activities:
Assignments of loans from parent company	$4,718,385	$7,040,465
Assigned loans repaid to parent company by borrowers	$4,819,138	$6,860,000

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

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

Allowance for Credit Losses

Effective January 1, 2020, MBC adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326)”. The ASU introduces a new credit loss methodology, Current Expected Credit Losses (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. MBC estimates its CECL reserve primarily using the Weighted Average Remaining Maturity (“WARM”) method, which requires reference to historic loss data taking into consideration expected economic conditions over the relevant timeframe. In addition, MBC reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest, the borrower’s likelihood of executing the original exit strategy, as well as the loan-to-value (LTV) ratio. Based on these analyses, MBC has determined that there was no effect on the allowance for credit losses on January 1, 2020 due to the adoption of ASU 2016-13 and, as of December 31, 2020, no allowance for credit losses is required. Failure to properly measure an allowance for credit losses could result in the overstatement of earnings and the carrying value of the loans receivable. Actual losses, if any, could differ significantly from estimated amounts.

Accrued interest receivable on loans receivable is excluded from the estimate of credit losses.

Income Taxes

The Company follows Accounting Standards Codification (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2020, the Company has no material uncertain tax positions to be accounted for in the financial statements. The Company recognizes interest and penalties related to uncertain tax positions, if any, as part of income tax expense.

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

Recent Accounting Pronouncements

In May 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU” 2019-05, “Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief.” This ASU allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The Company adopted both ASU 2016-13 and ASU 2019-05, effective January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU modifies ASC 740 to remove certain exceptions and also add guidance to reduce complexity in certain areas. For companies that file with the Securities and Exchange Commission, the standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company believes the adoption of this guidance will not have a material impact on the Company’s financial statements.

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

The Company may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium; provided that if the Notes are redeemed prior to April 22, 2021, the redemption price will be 101.5% of the principal amount of the Notes redeemed plus the accrued but unpaid interest on the Notes redeemed up to, but not including, the date of redemption. No Notes were redeemed by the Company as of December 31, 2020.

Each Noteholder had the right to cause the Company to redeem his, her or its Notes on April 22, 2021 by notifying the Company in writing, no earlier than November 22, 2020 and no later than January 22, 2021. No Noteholder exercised such right during the required time frame and as such the Notes are no longer redeemable by the Noteholders.

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

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Note 3). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At December 31, 2020, the pool of mortgage loans was comprised of 22 loans with an aggregate outstanding principal balance of $7,784,712. At December 31, 2019, the pool of mortgage loans was comprised of 23 loans with an aggregate outstanding principal balance of $7,885,465.

The loans typically have a maximum initial term of 12 months, and bear interest at a fixed rate of 9% to 14% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Credit risk profile as of December 31, 2020 and 2019:

Performing loans	Developers-Residential	Developers- Commercial	Developers-Mixed Used	Total outstanding loans
December 31, 2020	$6,219,850	$1,564,862	$—	$7,784,712
December 31, 2019	$5,595,465	$1,825,000	$465,000	$7,885,465

At December 31, 2020, loans receivable from three borrowers represented 17.8% of total loans receivable. One individual personally guarantees all three loans and is the sole owner of two of those borrowers and a partial owner of the other borrower. In addition, loans receivable from two other borrowers represented 13.6% of total loans receivable. One individual personally guarantees both loans and is the sole owner of one of the borrowers and a partial owner of the other borrower. At December 31, 2019, loans receivable from one borrower represented 10.1% of total loans receivable.

5.	DUE TO PARENT COMPANY

The Company utilized the net proceeds from the IPO to purchase a pool of mortgage loans from MBC. Under the Indenture, the aggregate principal amount of the mortgage loans owned by the Company, plus the Company’s cash on hand, must always be equal to at least 120% of the outstanding principal amount of the Notes until the Notes are paid in full. The amount due to MBC principally represents the costs paid by MBC on behalf of the Company in connection with the Notes issuance. The Company collects payments of interest on the mortgages the Company holds and uses those funds to make the required interest payments to the Noteholders and certain operating expenses. Any excess cash will be distributed to MBC or held by the Company, to be used for working capital and general corporate purposes.

6.	COVID-19

As a result of the COVID-19 pandemic, the Company may experience difficulties collecting monthly interest on time from its borrowers, property values may decline and certain of its loans may need to be extended. For example, during the second quarter of 2020, two of MBC’s long term borrowers requested forbearance agreements, due to the impact of the COVID-19 pandemic, deferring two to three months of interest payments to payoff. MBC agreed to accommodate the requests and since the date of the forbearance agreements, those borrowers have timely paid their monthly interest. To date, the Company and MBC have not been materially impacted by the COVID-19 pandemic and will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of their businesses. If the COVID-19 pandemic worsens in the geographic areas in which MBC operates, the pandemic could materially affect the Company’s financial and operational results.

********

