Form 10-Q
period 2021-06-30
MBC FUNDING II CORP.
filed 2021-07-23
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________to__________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of July 23, 2021, the Issuer had a total of 100 shares of Common Stock, $.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
Assets
Loans receivable	$8,008,000	$7,784,712
Cash	49,016	48,913
Interest receivable on loans	63,188	65,887
Total assets	$8,120,204	$7,899,512

Liabilities and Stockholder’s Equity
Liabilities:
Senior secured notes (net of deferred financing costs of $359,784 and $397,327, respectively)	$5,640,216	$5,602,673
Due to parent company	69,723	76,138
Accrued expenses	17,500	15,000
Total liabilities	5,727,439	5,693,811

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—	—
Additional paid-in capital	100	100
Retained earnings	2,392,665	2,205,601
Total stockholder’s equity	2,392,765	2,205,701
Total liabilities and stockholder’s equity	$8,120,204	$7,899,512

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Interest income from loans	$204,927	$210,006	$412,409	$425,017
Total revenue	204,927	210,006	412,409	425,017

Operating costs and expenses:
Interest and amortization of deferred financing costs	108,771	108,771	217,543	217,543
General and administrative expenses	3,341	3,251	7,155	7,130
Total operating costs and expenses	112,112	112,022	224,698	224,673
Income before income tax expense	92,815	97,984	187,711	200,344
Income tax expense	(647)	(645)	(647)	(645)
Net income	$92,168	$97,339	$187,064	$199,699

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2021

	Common Stock		Additional	Retained
	Shares	Amount	Paid in Capital	Earnings	Totals
Balance, April 1, 2021	100	$—	$100	$2,300,497	$2,300,597
Net income for the period				92,168	92,168
Balance, June 30, 2021	100	$—	$100	$2,392,665	$2,392,765

FOR THE THREE MONTHS ENDED JUNE 30, 2020

	Common Stock		Additional	Retained
	Shares	Amount	Paid in Capital	Earnings	Totals
Balance, April 1, 2020	100	$—	$100	$1,917,647	$1,917,747
Net income for the period				97,339	97,339
Balance, June 30, 2020	100	$—	$100	$2,014,986	$2,015,086

FOR THE SIX MONTHS ENDED JUNE 30, 2021

	Common Stock		Additional	Retained
	Shares	Amount	Paid in Capital	Earnings	Totals
Balance, January 1, 2021	100	$—	$100	$2,205,601	$2,205,701
Net income for the period				187,064	187,064
Balance, June 30, 2021	100	$—	$100	$2,392,665	$2,392,765

FOR THE SIX MONTHS ENDED JUNE 30, 2020

	Common Stock		Additional	Retained
	Shares	Amount	Paid in Capital	Earnings	Totals
Balance, January 1, 2020	100	$—	$100	$1,815,287	$1,815,387
Net income for the period				199,699	199,699
Balance, June 30, 2020	100	$—	$100	$2,014,986	$2,015,086

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$187,064	$199,699
Adjustment to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	37,543	37,543
Changes in operating assets and liabilities:
Interest receivable on loans	2,699	(6,309)
Prepaid expenses	—	(2,500)
Accrued expenses	2,500	—
Net cash provided by operating activities	229,806	228,433

Cash flows from financing activities:
Repayment of amounts due to parent company, net	(229,703)	(233,648)
Net cash used in financing activities	(229,703)	(233,648)

Net increase (decrease) in cash	103	(5,215)
Cash, beginning of period	48,913	53,122
Cash, end of period	$49,016	$47,907

Supplemental Cash Flow Information:
Taxes paid during the period	$647	$645
Interest paid during the period	$180,000	$180,000

Noncash Financing and Investing Activities:
Assignments of loans from parent company	$7,414,150	$4,148,385
Assigned loans repaid to parent company by borrowers	$7,190,862	$4,399,138

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2021

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

The Company may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. No Notes were redeemed by the Company as of June 30, 2021. Each Noteholder had the right to cause the Company to redeem his, her or its Notes on April 22, 2021 by notifying the Company in writing, no earlier than November 22, 2020 and no later than January 22, 2021. No Noteholder exercised such right during the required time frame and as such the Notes are no longer redeemable by the Noteholders.

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

4. COMMERCIAL LOANS

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Note 3). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At June 30, 2021, the pool of mortgage loans is comprised of 22 loans with an aggregate outstanding principal balance of $8,008,000. At December 31, 2020, the pool of mortgage loans was comprised of 22 loans with an aggregate outstanding principal balance of $7,784,712.

The loans typically have a maximum initial term of 12 months, and bear interest at a fixed rate of 9% to 13% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Credit risk profile as of June 30, 2021 and December 31, 2020:

Performing loans	Developers- Residential	Developers- Commercial	Developers-Mixed Used	Total outstanding loans
June 30, 2021	$7,089,000	$375,000	$544,000	$8,008,000
December 31, 2020	$6,219,850	$1,564,862	$—	$7,784,712

At June 30, 2021, loans receivable from one borrower represented 31.2% of total loans receivable.

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

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At June 30, 2021, the pool of mortgage loans is comprised of 22 loans with an aggregate outstanding principal balance of $8,008,000.

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

Results of Operations

Three months ended June 30, 2021 compared to three months ended June 30, 2020

Total Revenue

Total revenues for the three months ended June 30, 2021 and 2020 of approximately $205,000 and $210,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC. The decrease in revenue was primarily attributable to lower interest rates charged on loans due to market conditions.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the three months ended June 30, 2021 and 2020 of approximately $109,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for each of the three months ended June 30, 2021 and 2020 of approximately $3,000 are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Total Revenue

Total revenues for the six months ended June 30, 2021 and 2020 of approximately $412,000 and $425,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC. The decrease in revenue was primarily attributable to lower interest rates charged on loans due to market conditions.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the six months ended June 30, 2021 and 2020 of approximately $218,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for each of the six months ended June 30, 2021 and 2020 of approximately $7,000 are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Liquidity and Capital Resources

We had cash of approximately $49,000 at June 30, 2021 and at December 31, 2020.

Net cash provided by operating activities for the six months ended June 30, 2021 was approximately $230,000, compared to approximately $228,000 for the six months ended June 30, 2020. Net cash provided by operating activities for the six months ended June 30, 2021 and 2020 primarily resulted from our interest income and amortization of deferred financing costs.

Net cash used in financing activities for the six months ended June 30, 2021 was approximately $230,000, compared to approximately $234,000 for the six months ended June 30, 2020. The decrease in net cash used in financing activities primarily resulted from the reduction in revenue. Net cash used in financing activities for the six months ended June 30, 2021 and 2020 reflected the repayment of amounts due to MBC in connection with loans purchased from MBC.

We had no cash from or used in investing activities for the six months ended June 30, 2021 or 2020.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. EXHIBITS

Exhibit No.	Description
31.1	Chief Executive Officer Certification under Rule 13a-14
31.2	Chief Financial Officer Certification under Rule 13a-14
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350
101.INS	XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Schema Document
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBC Funding II Corp. (Registrant)

Date: July 23, 2021	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 23, 2021	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

