Form 10-Q
period 2021-09-30
MBC FUNDING II CORP.
filed 2021-10-20
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 20, 2021, the Issuer had a total of 100 shares of Common Stock, $.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
Assets
Loans receivable	$7,826,250	$7,784,712
Cash	62,262	48,913
Interest receivable on loans	44,197	65,887
Prepaid expense	1,250	—
Due from parent company	224,431	—
Total assets	$8,158,390	$7,899,512

Liabilities and Stockholder’s Equity
Liabilities:
Senior secured notes (net of deferred financing costs of $341,013 and $397,327, respectively)	$5,658,987	$5,602,673
Due to parent company	—	76,138
Accrued expenses	15,000	15,000
Total liabilities	5,673,987	5,693,811

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—	—
Additional paid-in capital	100	100
Retained earnings	2,484,303	2,205,601
Total stockholder’s equity	2,484,403	2,205,701
Total liabilities and stockholder’s equity	$8,158,390	$7,899,512

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Interest income from loans	$204,264	$206,734	$616,673	$631,751
Total revenue	204,264	206,734	616,673	631,751

Operating costs and expenses:
Interest and amortization of deferred financing costs	108,771	108,771	326,314	326,314
General and administrative expenses	3,855	3,890	11,010	11,020
Total operating costs and expenses	112,626	112,661	337,324	337,334
Income before income tax expense	91,638	94,073	279,349	294,417
Income tax expense	—	—	(647)	(645)
Net income	$91,638	$94,073	$278,702	$293,772

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock		Additional	Retained
	Shares	Amount	Paid in Capital	Earnings	Totals
Balance, July 1, 2021	100	$—	$100	$2,392,665	$2,392,765
Net income for the period				91,638	91,638
Balance, September 30, 2021	100	$—	$100	$2,484,303	$2,484,403

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

	Common Stock		Additional	Retained
	Shares	Amount	Paid in Capital	Earnings	Totals
Balance, July 1, 2020	100	$—	$100	$2,014,986	$2,015,086
Net income for the period				94,073	94,073
Balance, September 30, 2020	100	$—	$100	$2,109,059	$2,109,159

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock		Additional	Retained
	Shares	Amount	Paid in Capital	Earnings	Totals
Balance, January 1, 2021	100	$—	$100	$2,205,601	$2,205,701
Net income for the period				278,702	278,702
Balance, September 30, 2021	100	$—	$100	$2,484,303	$2,484,403

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

	Common Stock		Additional	Retained
	Shares	Amount	Paid in Capital	Earnings	Totals
Balance, January 1, 2020	100	$—	$100	$1,815,287	$1,815,387
Net income for the period				293,772	293,772
Balance, September 30, 2020	100	$—	$100	$2,109,059	$2,109,159

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$278,702	$293,772
Adjustment to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	56,314	56,314
Changes in operating assets and liabilities:
Interest receivable on loans	21,690	(4,570)
Prepaid expenses	(1,250)	(1,250)
Net cash provided by operating activities	355,456	344,266

Cash flows from financing activities:
Repayment of/advances to amounts due to/from parent company, net	(342,107)	(349,149)
Net cash used in financing activities	(342,107)	(349,149)

Net increase (decrease) in cash	13,349	(4,883)
Cash, beginning of period	48,913	53,122
Cash, end of period	$62,262	$48,239

Supplemental Cash Flow Information:
Taxes paid during the period	$647	$645
Interest paid during the period	$270,000	$270,000

Noncash Financing and Investing Activities:
Assignments of loans from parent company	$9,501,650	$4,153,385
Assigned loans repaid to parent company by borrowers	$9,460,112	$4,399,138

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

NOTES TO FINANCIAL STATEMENTS

September 30, 2021

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

The Company may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. No Notes were redeemed by the Company as of September 30, 2021. Each Noteholder had the right to cause the Company to redeem his, her or its Notes on April 22, 2021 by notifying the Company in writing, no earlier than November 22, 2020 and no later than January 22, 2021. No Noteholder exercised such right during the required time frame and as such the Notes are no longer redeemable by the Noteholders.

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

4. COMMERCIAL LOANS

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Note 3). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At September 30, 2021, the pool of mortgage loans is comprised of 21 loans with an aggregate outstanding principal balance of $7,826,250. At December 31, 2020, the pool of mortgage loans was comprised of 22 loans with an aggregate outstanding principal balance of $7,784,712.

The loans typically have a maximum initial term of 12 months, and bear interest at a fixed rate of 9% to 13% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Credit risk profile as of September 30, 2021 and December 31, 2020:

Performing loans	Developers-Residential	Developers- Commercial	Developers-Mixed Used	Total outstanding loans
September 30, 2021	$6,907,250	$375,000	$544,000	$7,826,250
December 31, 2020	$6,219,850	$1,564,862	$—	$7,784,712

At September 30, 2021, loans receivable from one borrower represented 22.6% of total loans receivable.

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

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At September 30, 2021, the pool of mortgage loans is comprised of 21 loans with an aggregate outstanding principal balance of $7,826,250.

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

Results of Operations

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Total Revenue

Total revenues for the three months ended September 30, 2021 and 2020 of approximately $204,000 and $207,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC. The decrease in revenue was primarily attributable to lower interest rates charged on loans due to market conditions.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the three months ended September 30, 2021 and 2020 of approximately $109,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for each of the three months ended September 30, 2021 and 2020 of approximately $4,000 are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

Total Revenue

Total revenues for the nine months ended September 30, 2021 and 2020 of approximately $617,000 and $632,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC. The decrease in revenue was primarily attributable to lower interest rates charged on loans due to market conditions.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the nine months ended September 30, 2021 and 2020 of approximately $326,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for each of the nine months ended September 30, 2021 and 2020 of approximately $11,000 are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Liquidity and Capital Resources

At September 30, 2021, we had cash of approximately $62,000 compared to cash of approximately $49,000 at December 31, 2020.

Net cash provided by operating activities for the nine months ended September 30, 2021 was approximately $355,000, compared to approximately $344,000 for the nine months ended September 30, 2020. The increase in net cash provided by operating activities primarily resulted from the decrease in interest receivable on loans, partially offset by the reduction in net income. Net cash provided by operating activities for the nine months ended September 30, 2021 and 2020 primarily resulted from our interest income and amortization of deferred financing costs.

Net cash used in financing activities for the nine months ended September 30, 2021 was approximately $342,000, compared to approximately $349,000 for the nine months ended September 30, 2020. The decrease in net cash used in financing activities primarily resulted from the reduction in net income. Net cash used in financing activities for the nine months ended September 30, 2021 and 2020 reflected the repayment of amounts due to and additional advances to MBC in connection with loans purchased from MBC.

We had no cash from or used in investing activities for the nine months ended September 30, 2021 or 2020.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MBC Funding II Corp. (Registrant)

Date: October 20, 2021	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 20, 2021	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

