Form 10-K
period 2021-12-31
MBC FUNDING II CORP.
filed 2022-03-11
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

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

Yes ☐ No ☒

There is no public trading market for the shares of common stock of MBC Funding II Corp. As a result, the aggregate market value of the common units held by non-affiliates of MBC Funding II Corp cannot be determined.

As of March 11, 2022, the Registrant had outstanding 100 shares of Common Stock, par value $0.001 per share, all of which are owned by Manhattan Bridge Capital, Inc.

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

We may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to any party holding a Note (each referred to as a “Noteholder” and collectively, the “Noteholders”). The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by the Company as of December 31, 2021.

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

Our principal executive officers consist of Assaf Ran, who serves as our Chief Executive Officer and President, and Vanessa Kao, who serves as our Chief Financial Officer. Each of Mr. Ran and Ms. Kao serve in similar functions with our parent, MBC and own an aggregate of $704,000 and $188,000 of our Notes.

Available information

Our principal executive offices are located at 60 Cutter Mill Road, Great Neck, New York, 11021 and our telephone number is (516) 444-3400. We do not currently maintain a website. You may also review and download a copy of this Annual Report on Form 10-K (the “Report”), including any exhibits and any schedules filed therewith, and our other periodic and current reports, proxy and information statements, and other information that we file with the Securities and Exchange Commission (the “SEC”), without charge, by visiting the SEC’s website (http://www.sec.gov). In addition, we will voluntarily provide copies of all such reports free of charge upon request.

ITEM 1A.	RISK FACTORS.

The following risk factors, among others, could affect our actual results of operations and could cause our actual results to differ materially from those expressed in forward-looking statements made by us. These forward-looking statements are based on current expectations and except as required by law we assume no obligation to update this information. You should carefully consider the risks described below and elsewhere in this Report before making an investment decision. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Our Notes are considered speculative, and the trading price of our Notes could decline due to any of these risks, and you may lose all or part of your investment. The following risk factors are not the only risk factors facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.

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

As a result of the COVID-19 pandemic, the Company may experience difficulties collecting monthly interest on time from its borrowers, property values may decline and certain of its loans may need to be extended. To date, the Company and MBC, our parent company, have not been materially impacted by the COVID-19 pandemic and we will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our businesses. If the COVID-19 pandemic worsens in the geographic areas in which MBC operates, the pandemic could materially affect the Company’s financial and operational results.

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

As of March 11, 2022, there was one (1) holder of record of our common stock.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At December 31, 2021, the pool of mortgage loans was comprised of 21 loans with an aggregate outstanding principal balance of $8,028,750.

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

Effective January 1, 2020, MBC adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The ASU introduces a new credit loss methodology, Current Expected Credit Losses (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. MBC estimates its CECL reserve primarily using the Weighted Average Remaining Maturity method, which requires reference to historic loss data taking into consideration expected economic conditions over the relevant timeframe. In addition, MBC reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest, the borrower’s likelihood of executing the original exit strategy, as well as the loan-to-value ratio. Failure to properly measure an allowance for credit losses could result in the overstatement of earnings and the carrying value of the loans receivable. Actual losses, if any, could differ significantly from estimated amounts.

There are also areas in which in management’s judgment in selecting any available alternative would not produce a materially different result. See our audited financial statements and notes thereto which begin on page F-1 of this Report, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Results of Operations

Years Ended December 31, 2021 and 2020

Total Revenue

Total revenues for the years ended December 31, 2021 and 2020 of approximately $815,000 and $840,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC. The decrease in revenue was primarily attributable to lower interest rates charged on such loans due to market conditions.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the years ended December 31, 2021 and 2020 of approximately $435,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for each of the years ended December 31, 2021 and 2020 of approximately $14,000 are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Liquidity and Capital Resources

At December 31, 2021, we had cash of approximately $61,000 compared to cash of approximately $49,000 at December 31, 2020.

Net cash provided by operating activities was approximately $446,000 for the year ended December 31, 2021, compared to approximately $460,000 for the year ended December 31, 2020. The decrease in net cash provided by operating activities primarily resulted from the reduction in revenue, partially offset by the decrease in interest receivable on loans. Net cash provided by operating activities for the years ended December 31, 2021 and 2020 primarily resulted from our interest income and amortization of deferred financing costs.

Net cash used in financing activities was approximately $434,000 for the year ended December 31, 2021, compared to approximately $465,000 for the year ended December 31, 2020. The decrease in net cash used in financing activities primarily resulted from the reduction in net income, resulting in lower repayment to MBC. Net cash used in financing activities for the years ended December 31, 2021 and 2020 reflected the repayment of amounts due to MBC in connection with loans purchased from MBC.

We had no cash from, or used in, investing activities for the years ended December 31, 2021 or 2020.

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

The Financial Statements and Notes thereto can be found beginning on page F-1, following Part III of this Report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures

1.	Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Report does not include an attestation report by the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of SEC that permit the Company to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Our executive officers and directors and their respective ages as of March 11, 2022 are as follows:

Name	Age	Position

Assaf Ran	56	Chief Executive Officer, President and sole Director
Vanessa Kao	44	Chief Financial Officer, Treasurer and Secretary

All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected to serve subject to the discretion of the Board.

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Assaf Ran. Mr. Ran has served as our Chief Executive Officer, President and sole Director since our inception in 2015. In addition, Mr. Ran is the founder, Chief Executive Officer and president of MBC since its inception in 1989. Mr. Ran has 33 years of senior management experience leading public and private directories businesses. Mr. Ran started several yellow page businesses from the ground up and managed to make each one of them successful. Mr. Ran’s professional experience and background with MBC, as its director since March 1999, have given him the expertise needed to serve as our director.

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

CODE OF ETHICS

We are governed by the code of ethics adopted by MBC that applies to our Chief Executive Officer and Chief Financial Officer. MBC’s code of ethics is posted on its web site at www.manhattanbridgecapital.com. The information on MBC’s website is not incorporated by reference into this Report. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of MBC’s code of ethics by posting such information on the website address specified above.

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

We did not pay or accrue any compensation to our executive officers in 2021.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Our executive officers do not have any currently outstanding equity awards.

During 2021, we did not grant any stock options to our executive officers or directors.

DIRECTOR COMPENSATION

The Company’s director does not presently receive any compensation for his services rendered to the Company, and no remuneration was paid for or on account of services rendered by our director in such capacity in 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 11, 2022 concerning the beneficial ownership of our voting securities of (i) the current member of the Board, (ii) our executive officers, (iii) our director and executive officers as a group, and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities.

As of March 11, 2022, we had 100 shares of common stock outstanding.

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

The aggregate fees billed by our principal accounting firm, Hoberman & Lesser CPA’s, LLP for the fiscal years ended December 31, 2021 and 2020 are as follows:

(a) Audit Fees

2021

The aggregate fees incurred during 2021 for our principal accountant covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2021 are included in the fees for our parent company, MBC.

2020

The aggregate fees incurred during 2020 for our principal accountant covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2020 are included in the fees for our parent company, MBC.

(b) Audit-Related Fees

There were no audit-related fees billed by our principal accountant during 2021 or 2020.

(c) Tax Fees

There were no tax fees billed by our principal accountant during 2021 or 2020.

(d) All Other Fees

No other fees, beyond those disclosed in this Item 14, were billed during 2021 or 2020.

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	1. Financial Statements - See Index to Financial Statements on page F-1.

2. Financial Statement Schedules – See (c) below.

3. Exhibits – See (b) below.

(b) Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Indenture, dated as of April 25, 2016, among Manhattan Bridge Capital, Inc., MBC Funding II Corp and Worldwide Stock Transfer, LLC, including form of note (2)
4.2	Description of Securities (3)
10.1	Asset Purchase Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital, Inc. and MBC Funding II Corp. (2)
10.2	Continuing Guaranty of Manhattan Bridge Capital Inc. dated April 25, 2016 (2)
10.3	Pledge Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital and Worldwide Stock Transfer, LLC (2)
10.4	Amendment No. 2 to Credit Agreement, dated April 25, 2016, among Manhattan Bridge Capital, Inc., DAG Funding Solutions Inc. and Webster Business Credit Corporation (2)
10.6	Intercreditor Agreement, dated as of April 25, 2016, between Webster Business Credit Corp and Worldwide Stock Transfer, LLC (2)
31.1	Chief Executive Officer Certification under Rule 13a-14 (4)
31.2	Chief Financial Officer Certification under Rule 13a-14 (4)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 (5)
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 (5)
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Schema Document
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

(1)	Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the SEC on January 26, 2016 and incorporated herein by reference.

(2)	Previously filed as an exhibit to our Current Report Form 8-K filed with the SEC on April 27, 2016 and incorporated herein by reference
(3)	Previously filed as an exhibit to our Annual Report Form 10-K filed with the SEC on March 11, 2021 and incorporated herein by reference.

(4)	Filed herewith.

(5)	Furnished herewith.

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
Assaf Ran, President, Chief Executive Officer and sole Director

Date: March 11, 2022

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2022:

Signature	Title

/s/ Assaf Ran	President, Chief Executive Officer and
Assaf Ran	Director (Principal Executive Officer)

/s/ Vanessa Kao	Chief Financial Officer (Principal
Vanessa Kao	Financial and Accounting Officer)

MBC FUNDING II CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Director

MBC Funding II Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MBC Funding II Corp. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, changes in stockholder’s equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses

As discussed in Note 2 to the financial statements, the Company estimates its allowance for credit losses on its loans receivable primarily using the Weighted Average Remaining Maturity method along with consideration of other variables. Based on these assessments, the Company determined that no allowance for credit losses is required.

The allowance for credit losses was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the subjective and complex judgments made by management in determining whether any of its loans receivable are impaired and/or require an allowance for credit losses.

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

New York, New York

March 11, 2022

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEETS

DECEMBER 31, 2021 and 2020

	2021	2020

Assets
Loans receivable	$8,028,750	$7,784,712
Cash	61,374	48,913
Interest receivable on loans	60,047	65,887
Due from parent company	113,397	—
Total assets	$8,263,568	$7,899,512

Liabilities and Stockholder’s Equity
Liabilities:
Senior secured notes (net of deferred financing costs of $322,241 and $397,327, respectively)	$5,677,759	$5,602,673
Due to parent company	—	76,138
Accrued interest payable	15,000	15,000
Total liabilities	5,692,759	5,693,811

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—	—
Additional paid-in capital	100	100
Retained earnings	2,570,709	2,205,601
Total stockholder’s equity	2,570,809	2,205,701
Total liabilities and stockholder’s equity	$8,263,568	$7,899,512

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

	2021	2020

Interest income from loans	$815,126	$840,400
Total Revenue	815,126	840,400

Operating costs and expenses:
Interest and amortization of deferred financing costs	435,086	435,086
General and administrative expenses	14,285	14,355
Total operating costs and expenses	449,371	449,441
Income before income tax expense	365,755	390,959
Income tax expense	(647)	(645)
Net income	$365,108	$390,314

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Totals
Balance, January 1, 2020	100	$—	$100	$1,815,287	$1,815,387
Net income for the year ended December 31, 2020				390,314	390,314
Balance, December 31, 2020	100	—	100	2,205,601	2,205,701
Net income for the year ended December 31, 2021				365,108	365,108
Balance, December 31, 2021	100	$—	$100	$2,570,709	$2,570,809

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

	2021	2020
Cash flows from operating activities:
Net Income	$365,108	$390,314
Adjustment to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	75,086	75,086
Changes in operating assets and liabilities:
Interest receivable on loans	5,840	(4,985)
Net cash provided by operating activities	446,034	460,415

Cash flows from financing activities:
Repayment of amounts due to parent company	(433,573)	(464,624)
Net cash used in financing activities	(433,573)	(464,624)

Net increase (decrease) in cash	12,461	(4,209)
Cash, beginning of year	48,913	53,122
Cash, end of year	$61,374	$48,913

Supplemental Cash Flow Information:
Taxes paid during the year	$647	$645
Interest paid during the year	$360,000	$360,000

Noncash Financing and Investing Activities:
Assignments of loans from parent company	$11,827,650	$4,718,385
Assigned loans repaid to parent company by borrowers	$11,583,612	$4,819,138

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

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

  Allowance for Credit Losses

Effective January 1, 2020, MBC adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326)”. The ASU introduces a new credit loss methodology, Current Expected Credit Losses (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. MBC estimates its CECL reserve primarily using the Weighted Average Remaining Maturity method, which requires reference to historic loss data taking into consideration expected economic conditions over the relevant timeframe. In addition, MBC reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest, the borrower’s likelihood of executing the original exit strategy, as well as the loan-to-value ratio. Based on these analyses, MBC has determined that there was no effect on the allowance for credit losses on January 1, 2020 due to the adoption of ASU 2016-13 and, as of December 31, 2021, no allowance for credit losses is required. Failure to properly measure an allowance for credit losses could result in the overstatement of earnings and the carrying value of the loans receivable. Actual losses, if any, could differ significantly from estimated amounts.

Accrued interest receivable on loans receivable is excluded from the estimate of credit losses.

  Income Taxes

The Company follows Accounting Standards Codification (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2021, the Company has no material uncertain tax positions to be accounted for in the financial statements. The Company recognizes interest and penalties related to uncertain tax positions, if any, as part of income tax expense.

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

The Company may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by the Company as of December 31, 2021.

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

Our principal executive officers consist of Assaf Ran, who serves as our Chief Executive Officer and President, and Vanessa Kao, who serves as our Chief Financial Officer. Each of Mr. Ran and Ms. Kao serve in similar functions with our parent, MBC and own an aggregate of $704,000 and $188,000 of our Notes.

4. COMMERCIAL LOANS

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Note 3). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At December 31, 2021, the pool of mortgage loans was comprised of 21 loans with an aggregate outstanding principal balance of $8,028,750. At December 31, 2020, the pool of mortgage loans was comprised of 22 loans with an aggregate outstanding principal balance of $7,784,712.

The loans typically have a maximum initial term of 12 months, bear interest at a fixed rate of 8.5% to 13% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Credit risk profile as of December 31, 2021 and 2020:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Used	Total outstanding loans
December 31, 2021	$6,434,750	$1,050,000	$544,000	$8,028,750
December 31, 2020	$6,219,850	$1,564,862	$—	$7,784,712

At December 31, 2021, loans receivable from two borrowers represented 17.4% of total loans receivable. One individual personally guarantees both loans and is the sole owner of the borrowers. In addition, loans receivable from another borrower represented 13.1% of total loans receivable. One individual personally guarantees the loan and is the sole owner of the borrower.

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

5. DUE FROM / TO PARENT COMPANY

The Company utilized the net proceeds from the IPO to purchase a pool of mortgage loans from MBC. Under the Indenture, the aggregate principal amount of the mortgage loans owned by the Company, plus the Company’s cash on hand, must always be equal to at least 120% of the outstanding principal amount of the Notes until the Notes are paid in full. The Company collects payments of interest on the mortgages the Company holds and uses those funds to make the required interest payments to the Noteholders and certain operating expenses. Any excess cash will be advanced or distributed to MBC or held by the Company, to be used for working capital and general corporate purposes.

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

