Form 10-Q
period 2022-03-31
MBC FUNDING II CORP.
filed 2022-04-14
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________to_______________________________________

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

As of April 14, 2022, the Issuer had a total of 100 shares of Common Stock, $.001 par value per share, outstanding.

MBC FUNDING II CORP.

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to the risk factors discussed in more detail in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as may be supplemented or amended from time to time, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in this report. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to MBC Funding II Corp., a New York corporation, and its predecessors.

PART I.FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Loans receivable	$7,986,750	$8,028,750
Cash	76,020	61,374
Interest receivable on loans	39,319	60,047
Due from parent company	257,786	113,397
Prepaid expense	3,750	—
Total assets	$8,363,625	$8,263,568

Liabilities and Stockholder’s Equity
Liabilities:
Senior secured notes (net of deferred financing costs of $303,470 and $322,241, respectively)	$5,696,530	$5,677,759
Accrued expenses	15,000	15,000
Total liabilities	5,711,530	5,692,759

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—	—
Additional paid-in capital	100	100
Retained earnings	2,651,995	2,570,709
Total stockholder’s equity	2,652,095	2,570,809
Total liabilities and stockholder’s equity	$8,363,625	$8,263,568

The accompanying notes are an integral part of these financial statements.

3

MBC FUNDING II CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2022	2021

Interest income from loans	$193,912	$207,482
Total revenue	193,912	207,482

Operating costs and expenses:
Interest and amortization of deferred financing costs	108,771	108,771
General and administrative expenses	3,855	3,815
Total operating costs and expenses	112,626	112,586

Net income	$81,286	$94,896

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional Paid in	Retained
	Shares	Amount	Capital	Earnings	Totals
Balance, January 1, 2022	100	$—	$100	$2,570,709	$2,570,809
Net income for the period				81,286	81,286
Balance, March 31, 2022	100	$—	$100	$2,651,995	$2,652,095

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock		Additional Paid in	Retained
	Shares	Amount	Capital	Earnings	Totals
Balance, January 1, 2021	100	$—	$100	$2,205,601	$2,205,701
Net income for the period				94,896	94,896
Balance, March 31, 2021	100	$—	$100	$2,300,497	$2,300,597

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net income	$81,286	$94,896
Adjustment to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	18,771	18,771
Changes in operating assets and liabilities:
Interest receivable on loans	20,728	5,208
Prepaid expense	(3,750)	—
Accrued expenses	—	1,250
Net cash provided by operating activities	117,035	120,125

Cash flows from financing activities:
Advances/repayment of amounts to parent company, net	(102,389)	(101,877)
Net cash used in financing activities	(102,389)	(101,877)

Net increase in cash	14,646	18,248
Cash, beginning of year	61,374	48,913
Cash, end of period	$76,020	$67,161

Supplemental Cash Flow Information:
Interest paid during the period	$90,000	$90,000

Noncash Financing and Investing Activities:
Assignments of loans from parent company	$5,821,500	$1,846,150
Assigned loans repaid to parent company by borrowers	$5,863,500	$1,808,862

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

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

The Company may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by the Company as of March 31, 2022.

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

4. COMMERCIAL LOANS

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Note 3). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At March 31, 2022, the pool of mortgage loans is comprised of 15 loans with an aggregate outstanding principal balance of $7,986,750. At December 31, 2021, the pool of mortgage loans was comprised of 21 loans with an aggregate outstanding principal balance of $8,028,750.

The loans typically have a maximum initial term of 12 months, and bear interest at a fixed rate of 8.5% to 11% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Credit risk profile as of March 31, 2022 and December 31, 2021:

Performing loans	Developers-Residential	Developers- Commercial	Developers-Mixed Used	Total outstanding loans
March 31, 2022	$7,591,750	$275,000	$120,000	$7,986,750
December 31, 2021	$6,434,750	$1,050,000	$544,000	$8,028,750

At March 31, 2022, loans receivable from one borrower represented 26.3% of total loans receivable, with nine individuals personally guaranteeing the loan. In addition, loans receivable from one other borrower represented 15.7% of total loans receivable, with two individuals personally guaranteeing the loan. Furthermore, loans receivable from another borrower represented 13.2% of total loans receivable. One individual personally guarantees the loan and is the sole owner of the borrower.

At December 31, 2021, loans receivable from two borrowers represented 17.4% of total loans receivable. One individual personally guarantees both loans and is the sole owner of the borrowers. In addition, loans receivable from another borrower represented 13.1% of total loans receivable. One individual personally guarantees the loan and is the sole owner of the borrower.

5. DUE FROM PARENT COMPANY

The Company utilized the net proceeds from the IPO to purchase a pool of mortgage loans from MBC. The Company collects payments of interest on the mortgages the Company holds and uses those funds to make the required interest payments to the Noteholders and certain operating expenses. Any excess cash will be advanced to MBC or held by the Company, to be used for working capital and general corporate purposes. Amounts advanced to MBC are non-interest bearing and due on demand.

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

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At March 31, 2022, the pool of mortgage loans is comprised of 15 loans with an aggregate outstanding principal balance of $7,986,750.

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

Results of Operations

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Total Revenue

Total revenues for the three months ended March 31, 2022 and 2021 of approximately $194,000 and $207,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC. The decrease in revenue was primarily attributable to lower interest rates charged on such loans due to market conditions.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the three months ended March 31, 2022 and 2021 of approximately $109,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for each of the three months ended March 31, 2022 and 2021 of approximately $4,000 are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Liquidity and Capital Resources

At March 31, 2022, we had cash of approximately $76,000 compared to cash of approximately $61,000 at December 31, 2021.

Net cash provided by operating activities for the three months ended March 31, 2022 was approximately $117,000, compared to approximately $120,000 for the three months ended March 31, 2021. The decrease in net cash provided by operating activities primarily resulted from the reduction in revenue, partially offset by the decrease in interest receivable on loans. Net cash provided by operating activities for the three month periods ended March 31, 2022 and 2021 primarily resulted from our interest income and amortization of deferred financing costs.

Net cash used in financing activities for each of the three months ended March 31, 2022 and 2021 was approximately $102,000. Net cash used in financing activities for the three month period ended March 31, 2021 reflected the repayment of amounts due to MBC in connection with loans purchased from MBC. Net cash used in financing activities for the three month period ended March 31, 2022 reflected advances of excess cash to MBC for working capital and general corporate purposes. Amounts advanced to MBC are non-interest bearing and due on demand.

We had no cash from or used in investing activities for the three months ended March 31, 2022 or 2021.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MBC Funding II Corp. (Registrant)

Date: April 14, 2022	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2022	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

