Form 10-K
period 2022-12-31
MBC FUNDING II CORP.
filed 2023-03-10
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of these error correction are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

There is no public trading market for the shares of common stock of MBC Funding II Corp. As a result, the aggregate market value of the common units held by non-affiliates of MBC Funding II Corp cannot be determined.

As of March 10, 2023, the Registrant had outstanding 100 shares of Common Stock, par value $0.001 per share, all of which are owned by Manhattan Bridge Capital, Inc.

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

We may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to any party holding a Note (each referred to as a “Noteholder” and collectively, the “Noteholders”). The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by the Company as of December 31, 2022.

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

Our principal executive officers consist of Assaf Ran, who serves as our Chief Executive Officer and President, and Vanessa Kao, who serves as our Chief Financial Officer. Each of Mr. Ran and Ms. Kao serve in similar functions with our parent, MBC and own an aggregate of $704,000 and $288,000 of our Notes, respectively.

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

At December 31, 2022, each of three different borrowers account for more than 10% of the pool of mortgage loans that we purchased from MBC as security for our obligations under the Notes. At December 31, 2022, loans receivable from one borrower represented 26.3% of total loans receivable, with nine individuals personally guaranteeing the loan. In addition, loans receivable from one other borrower represented 15.7% of total loans receivable, with two individuals personally guaranteeing the loan. Furthermore, loans receivable from another borrower represented 13.2% of total loans receivable. Although MBC guarantees all of our obligations under the Notes, concentration of collateral to a small group of borrowers may pose a significant risk, as a default could have a material adverse impact on our operating results, cash flow, financial condition and our ability to repay the indebtedness.

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

As of March 10, 2023, there was one (1) holder of record of our common stock.

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

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At December 31, 2022, the pool of mortgage loans was comprised of 14 loans with an aggregate outstanding principal balance of $7,984,250.

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

Effective January 1, 2020, MBC adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The ASU introduced a new credit loss methodology, Current Expected Credit Losses (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. MBC estimates its CECL reserve primarily using the Weighted Average Remaining Maturity method, which requires reference to historic loss data taking into consideration expected economic conditions over the relevant timeframe. In addition, MBC reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest, the borrower’s likelihood of executing the original exit strategy, as well as the loan-to-value ratio. Failure to properly measure an allowance for credit losses could result in the overstatement of earnings and the carrying value of the loans receivable. Actual losses, if any, could differ significantly from estimated amounts.

There are also areas in which in management’s judgment in selecting any available alternative would not produce a materially different result. See our audited financial statements and notes thereto which begin on page F-1 of this Report, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Results of Operations

Years Ended December 31, 2022 and 2021

Total Revenue

Total revenues for the years ended December 31, 2022 and 2021 of approximately $770,000 and $815,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC. The decrease in revenue was primarily attributable to lower interest rates charged on such loans due to market conditions at the time the loans were originated or extended.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the years ended December 31, 2022 and 2021 of approximately $435,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for each of the years ended December 31, 2022 and 2021 of approximately $14,000 are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Liquidity and Capital Resources

At December 31, 2022, we had cash of approximately $39,000 compared to cash of approximately $61,000 at December 31, 2021.

Net cash provided by operating activities was approximately $386,000 for the year ended December 31, 2022, compared to approximately $446,000 for the year ended December 31, 2021. The decrease in net cash provided by operating activities primarily resulted from the reduction in revenue and the increase in interest receivable on loans. Net cash provided by operating activities for the years ended December 31, 2022 and 2021 primarily resulted from our interest income and amortization of deferred financing costs.

Net cash used in financing activities was approximately $408,000 for the year ended December 31, 2022, compared to approximately $434,000 for the year ended December 31, 2021. The decrease in net cash used in financing activities primarily resulted from the reduction in net income. Net cash used in financing activities for the years ended December 31, 2022 reflected advances of excess cash to MBC for working capital and general corporate purposes. Net cash used in financing activities for the year ended December 31, 2021 reflected the repayment of amounts due to MBC in connection with loans purchased from MBC, as well as advances of excess cash to MBC for working capital and general corporate purposes. Amounts advanced to MBC are non-interest bearing and due on demand.

We had no cash from, or used in, investing activities for the years ended December 31, 2022 or 2021.

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

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Our executive officers and directors and their respective ages as of March 10, 2023 are as follows:

Name	Age	Position

Assaf Ran	57	Chief Executive Officer, President and sole Director

Vanessa Kao	45	Chief Financial Officer, Treasurer and Secretary

All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected to serve subject to the discretion of the Board.

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Assaf Ran. Mr. Ran has served as our Chief Executive Officer, President and sole Director since our inception in 2015. In addition, Mr. Ran is the founder, Chief Executive Officer and president of MBC since its inception in 1989. Mr. Ran has 34 years of senior management experience leading public and private directories businesses. Mr. Ran started several yellow page businesses from the ground up and managed to make each one of them successful. Mr. Ran’s professional experience and background with MBC, as its director since March 1999, have given him the expertise needed to serve as our director.

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

We did not pay or accrue any compensation to our executive officers in 2022.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Our executive officers do not have any currently outstanding equity awards.

During 2022, we did not grant any stock options to our executive officers or directors.

DIRECTOR COMPENSATION

The Company’s director does not presently receive any compensation for his services rendered to the Company, and no remuneration was paid for or on account of services rendered by our director in such capacity in 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 10, 2023 concerning the beneficial ownership of our voting securities of (i) the current member of the Board, (ii) our executive officers, (iii) our director and executive officers as a group, and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities.

As of March 10, 2023, we had 100 shares of common stock outstanding.

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

The aggregate fees billed by our principal accounting firm, Hoberman & Lesser CPA’s, LLP for the fiscal years ended December 31, 2022 and 2021 are as follows:

(a)	Audit Fees

2022

The aggregate fees incurred during 2022 for our principal accountant covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2022 are included in the fees for our parent company, MBC.

2021

The aggregate fees incurred during 2021 for our principal accountant covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2021 are included in the fees for our parent company, MBC.

(b)	Audit-Related Fees

There were no audit-related fees billed by our principal accountant during 2022 or 2021.

(c)	Tax Fees

There were no tax fees billed by our principal accountant during 2022 or 2021.

(d)	All Other Fees

No other fees, beyond those disclosed in this Item 14, were billed during 2022 or 2021.

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
Assaf Ran, President, Chief Executive Officer and sole Director

Date: March 10, 2023

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Assaf Ran	President, Chief Executive Officer and Director	March 10, 2023
Assaf Ran	(Principal Executive Officer)

/s/ Vanessa Kao	Chief Financial Officer	March 10, 2023
Vanessa Kao	(Principal Financial and Accounting Officer)

MBC FUNDING II CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Director

MBC Funding II Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MBC Funding II Corp. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholder’s equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 10, 2023

MGI Worldwide is a network of independent audit, tax, accounting and consulting firms. MGI Worldwide does not provide any services and its member firms are not an international partnership. Each member firm is a separate entity and neither MGI Worldwide nor any member firm accepts responsibility for the activities, work, opinions or services of any other member firm. For more information visit www.mgiworld.com/legal

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEETS

DECEMBER 31, 2022 and 2021

	2022	2021
Assets
Loans receivable	$7,984,250	$8,028,750
Cash	39,146	61,374
Interest receivable on loans	68,512	60,047
Due from parent company	566,348	113,397
Total assets	$8,658,256	$8,263,568

Liabilities and Stockholder’s Equity
Liabilities:
Senior secured notes (net of deferred financing costs of $247,155 and $322,241, respectively)	$5,752,845	$5,677,759
Accrued interest payable	15,000	15,000
Total liabilities	5,767,845	5,692,759

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—	—
Additional paid-in capital	100	100
Retained earnings	2,890,311	2,570,709
Total stockholder’s equity	2,890,411	2,570,809
Total liabilities and stockholder’s equity	$8,658,256	$8,263,568

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

	2022	2021

Interest income from loans	$769,733	$815,126
Total Revenue	769,733	815,126

Operating costs and expenses:
Interest and amortization of deferred financing costs	435,086	435,086
General and administrative expenses	14,395	14,285
Total operating costs and expenses	449,481	449,371
Income before income tax expense	320,252	365,755
Income tax expense	(650)	(647)
Net income	$319,602	$365,108

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Totals
Balance, January 1, 2021	100	$—	$100	$2,205,601	$2,205,701
Net income for the year ended December 31, 2021				365,108	365,108
Balance, December 31, 2021	100	—	100	2,570,709	2,570,809
Net income for the year ended December 31, 2022				319,602	319,602
Balance, December 31, 2022	100	$—	$100	$2,890,311	$2,890,411

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

	2022	2021
Cash flows from operating activities:
Net Income	$319,602	$365,108
Adjustment to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	75,086	75,086
Changes in operating assets and liabilities:
Interest receivable on loans	(8,465)	5,840
Net cash provided by operating activities	386,223	446,034

Cash flows from financing activities:
Advances/repayment of amounts to parent company, net	(408,451)	(433,573)
Net cash used in financing activities	(408,451)	(433,573)

Net (decrease) increase in cash	(22,228)	12,461
Cash, beginning of year	61,374	48,913
Cash, end of year	$39,146	$61,374

Supplemental Cash Flow Information:
Taxes paid during the year	$650	$647
Interest paid during the year	$360,000	$360,000

Noncash Financing and Investing Activities:
Assignments of loans from parent company	$9,033,000	$11,827,650
Assigned loans repaid to parent company by borrowers	$9,077,500	$11,583,612

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

1. THE COMPANY

MBC Funding II Corp. (the “Company”), a New York corporation formed in December 2015 as a wholly-owned subsidiary of Manhattan Bridge Capital, Inc. (“MBC”), was organized specifically for the purpose of conducting an initial public offering (“IPO”) of certain notes. On April 25, 2016, the Company completed the IPO of its 6% senior secured notes due April 22, 2026 (the “Notes”). Prior to the consummation of the IPO, the Company did not have any material operations. As of April 2016, the Company collects payments of interest on the mortgages it holds and uses those funds to make the required interest payments to the holders of the Notes (the “Noteholders”) and certain operating expenses.

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

Allowance for Credit Losses

Effective January 1, 2020, MBC adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326)”. The ASU introduces a new credit loss methodology, Current Expected Credit Losses (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. MBC estimates its CECL reserve primarily using the Weighted Average Remaining Maturity method, which requires reference to historic loss data taking into consideration expected economic conditions over the relevant timeframe. In addition, MBC reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest, the borrower’s likelihood of executing the original exit strategy, as well as the loan-to-value ratio. Based on these analyses, MBC has determined that, as of December 31, 2022, no allowance for credit losses is required. Failure to properly measure an allowance for credit losses could result in the overstatement of earnings and the carrying value of the loans receivable. Actual losses, if any, could differ significantly from estimated amounts.

Accrued interest receivable on loans receivable is excluded from the estimate of credit losses.

Income Taxes

The Company follows Accounting Standards Codification (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2022, the Company has no material uncertain tax positions to be accounted for in the financial statements. The Company recognizes interest and penalties related to uncertain tax positions, if any, as part of income tax expense.

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

The Company may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by the Company as of December 31, 2022.

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

4. COMMERCIAL LOANS

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Note 3). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At December 31, 2022, the pool of mortgage loans was comprised of 14 loans with an aggregate outstanding principal balance of $7,984,250. At December 31, 2021, the pool of mortgage loans was comprised of 21 loans with an aggregate outstanding principal balance of $8,028,750.

The loans typically have a maximum initial term of 12 months, bear interest at a fixed rate of 9% to 10.75% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Credit risk profile as of December 31, 2022 and 2021:

Performing loans	Developers- Residential	Developers- Commercial	Developers-Mixed Use	Total outstanding loans
December 31, 2022	$7,864,250	$—	$120,000	$7,984,250
December 31, 2021	$6,434,750	$1,050,000	$544,000	$8,028,750

At December 31, 2022, loans receivable from one borrower represented 26.3% of total loans receivable, with nine individuals personally guaranteeing the loan. In addition, loans receivable from one other borrower represented 15.7% of total loans receivable, with two individuals personally guaranteeing the loan. Furthermore, loans receivable from another borrower represented 13.2% of total loans receivable. One individual personally guarantees the loan and is the sole owner of the borrower.

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

