Form 10-Q
period 2023-06-30
MBC FUNDING II CORP.
filed 2023-07-20
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to _____________________________

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

As of July 20, 2023, the Issuer had a total of 100 shares of Common Stock, $.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)	(audited)

Assets
Loans receivable	$8,079,250	$7,984,250
Cash	53,124	39,146
Interest receivable on loans	67,522	68,512
Due from parent company	699,882	566,348
Prepaid expense	2,500	—
Total assets	$8,902,278	$8,658,256

Liabilities and Stockholder’s Equity
Liabilities:
Senior secured notes (net of deferred financing costs of $209,614 and $247,155, respectively)	$5,790,386	$5,752,845
Accrued expenses	15,000	15,000
Total liabilities	5,805,386	5,767,845

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—	—
Additional paid-in capital	100	100
Retained earnings	3,096,792	2,890,311
Total stockholder’s equity	3,096,892	2,890,411
Total liabilities and stockholder’s equity	$8,902,278	$8,658,256

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Interest income from loans	$222,332	$188,313	$432,912	$382,225
Total revenue	222,332	188,313	432,912	382,225

Operating costs and expenses:
Interest and amortization of deferred financing costs	108,771	108,771	217,541	217,543
General and administrative expenses	3,845	3,245	8,240	7,099
Total operating costs and expenses	112,616	112,016	225,781	224,642
Income before income tax expense	109,716	76,297	207,131	157,583
Income tax expense	(650)	(650)	(650)	(650)
Net income	$109,066	$75,647	$206,481	$156,933

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2023

	Common Stock		Additional	Retained
	Shares	Amount	Paid in Capital	Earnings	Totals
Balance, April 1, 2023	100	$—	$100	$2,987,726	$2,987,826
Net income for the period	—	—	—	109,066	109,066
Balance, June 30, 2023	100	$—	$100	$3,096,792	$3,096,892

FOR THE THREE MONTHS ENDED JUNE 30, 2022

	Common Stock		Additional	Retained
	Shares	Amount	Paid in Capital	Earnings	Totals
Balance, April 1, 2022	100	$—	$100	$2,651,995	$2,652,095
Net income for the period	—	—	—	75,647	75,647
Balance, June 30, 2022	100	$—	$100	$2,727,642	$2,727,742

FOR THE SIX MONTHS ENDED JUNE 30, 2023

	Common Stock		Additional	Retained
	Shares	Amount	Paid in Capital	Earnings	Totals
Balance, January 1, 2023	100	$—	$100	$2,890,311	$2,890,411
Net income for the period	—	—	—	206,481	206,481
Balance, June 30, 2023	100	$—	$100	$3,096,792	$3,096,892

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Common Stock		Additional	Retained
	Shares	Amount	Paid in Capital	Earnings	Totals
Balance, January 1, 2022	100	$—	$100	$2,570,709	$2,570,809
Net income for the period	—	—	—	156,933	156,933
Balance, June 30, 2022	100	$—	$100	$2,727,642	$2,727,742

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$206,481	$156,933
Adjustment to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	37,541	37,543
Changes in operating assets and liabilities:
Interest receivable on loans	990	3,978
Prepaid expenses	(2,500)	(2,500)
Net cash provided by operating activities	242,512	195,954

Cash flows from financing activities:
Advances to parent company, net	(228,534)	(189,987)
Net cash used in financing activities	(228,534)	(189,987)

Net increase in cash	13,978	5,967
Cash, beginning of year	39,146	61,374
Cash, end of period	$53,124	$67,341

Supplemental Cash Flow Information:
Taxes paid during the period	$650	$650
Interest paid during the period	$180,000	$180,000

Noncash Financing and Investing Activities:
Assignments of loans from parent company	$6,310,000	$7,004,000
Assigned loans repaid to parent company by borrowers	$6,215,000	$7,182,500

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

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

The Company may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by the Company as of June 30, 2023.

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

4. COMMERCIAL LOANS

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Note 3). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At June 30, 2023, the pool of mortgage loans was comprised of 19 loans with an aggregate outstanding principal balance of $8,079,250. At December 31, 2022, the pool of mortgage loans was comprised of 14 loans with an aggregate outstanding principal balance of $7,984,250.

The loans typically have a maximum initial term of 12 months, bear interest at a fixed rate of 9% to 12% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Credit risk profile as of June 30, 2023 and December 31, 2022:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Use	Total outstanding loans
June 30, 2023	$6,459,250	$1,500,000	$120,000	$8,079,250
December 31, 2022	$7,864,250	$—	$120,000	$7,984,250

At June 30, 2023, loans receivable from one borrower represented 18.6% of total loans receivable, with two individuals personally guaranteeing the loan. In addition, loans receivable from one other borrower represented 13.1% of total loans receivable. One individual personally guarantees the loan and is the sole owner of the borrower. Furthermore, loans receivable from another borrower represented 12.5% of total loans receivable. One individual personally guarantees the loan and is the sole owner of the borrower.

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

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At June 30, 2023, the pool of mortgage loans is comprised of 19 loans with an aggregate outstanding principal balance of $8,079,250.

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

Results of Operations

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Total Revenue

Total revenues for the three months ended June 30, 2023 and 2022 of approximately $222,000 and $188,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC. The increase in revenue was primarily attributable to higher interest rates charged on such loans due to market conditions at the time the loans were originated or extended.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the three months ended June 30, 2023 and 2022 of approximately $109,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2023 and 2022 of approximately $4,000 and $3,000, respectively, are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Total Revenue

Total revenues for the six months ended June 30, 2023 and 2022 of approximately $433,000 and $382,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC. The increase in revenue was primarily attributable to higher interest rates charged on such loans due to market conditions at the time the loans were originated or extended.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the six months ended June 30, 2023 and 2022 of approximately $218,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2023 and 2022 of approximately $8,000 and $7,000, respectively, are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Liquidity and Capital Resources

At June 30, 2023, we had cash of approximately $53,000 compared to cash of approximately $39,000 at December 31, 2022.

Net cash provided by operating activities for the six months ended June 30, 2023 was approximately $243,000, compared to approximately $196,000 for the six months ended June 30, 2022. The increase in net cash provided by operating activities mainly resulted from the increase in revenue. Net cash provided by operating activities for the six months ended June 30, 2023 and 2022 primarily resulted from our interest income and amortization of deferred financing costs.

Net cash used in financing activities for the six months ended June 30, 2023 was approximately $229,000, compared to approximately $190,000 for the six months ended June 30, 2022. The increase in net cash used in financing activities primarily resulted from the increase in net income. Net cash used in financing activities for the six months ended June 30, 2022 and 2022 reflected advances of excess cash to MBC for working capital and general corporate purposes. Amounts advanced to MBC are non-interest bearing and due on demand.

We had no cash from or used in investing activities for the six months ended June 30, 2023 or 2022.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation and Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MBC Funding II Corp. (Registrant)

Date: July 20, 2023	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 20, 2023	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

