Form 10-K
period 2023-12-31
MBC FUNDING II CORP.
filed 2024-03-11
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

As of March 11, 2024, the Registrant had outstanding 100 shares of Common Stock, par value $0.001 per share, all of which are owned by Manhattan Bridge Capital, Inc.

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

We may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to any party holding a Note (each referred to as a “Noteholder” and collectively, the “Noteholders”). The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by the Company as of December 31, 2023.

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

Our principal executive officers consist of Assaf Ran, who serves as our Chief Executive Officer and President, and Vanessa Kao, who serves as our Chief Financial Officer. Each of Mr. Ran and Ms. Kao serve in similar functions with our parent, MBC and, as of December 31, 2023, own an aggregate of $704,000 and $288,000 of our Notes, respectively.

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

At December 31, 2023, each of three different borrowers account for more than 10% of the pool of mortgage loans that we purchased from MBC as security for our obligations under the Notes. At December 31, 2023, loans receivable from one borrower represented 18.6% of total loans receivable, with two individuals personally guaranteeing the loan. In addition, loans receivable from one other borrower represented 14.4% of total loans receivable. One individual personally guarantees the loan and is the sole owner of the borrower. Furthermore, loans receivable from another borrower represented 13.1% of total loans receivable. One individual personally guarantees the loan and is the sole owner of the borrower. Although MBC guarantees all of our obligations under the Notes, concentration of collateral to a small group of borrowers may pose a significant risk, as a default could have a material adverse impact on our operating results, cash flow, financial condition and our ability to repay the indebtedness.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C.	Cybersecurity.

Our board of directors and senior management recognize the critical importance of maintaining the trust and confidence of our clients, business partners and employees. Our management, led by our Chief Executive Officer and Chief Financial Officer, are actively involved in oversight of our risk management efforts, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). Our cybersecurity processes and practices are fully integrated into the Company’s ERM efforts. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. In addition, we regularly review cybersecurity trends and, partially as a result of our prior cybersecurity exposure, have moved some of our internal servers to off-site locations.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity efforts are focused on the following key areas:

●	Governance: Management oversees cybersecurity risk mitigation and reports to the board of directors any cybersecurity incidents.

●	Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

●	Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Third parties also play a role in our cybersecurity. We engage third-party service providers to conduct evaluations of our security controls, independent audits or consulting on best practices to address new challenges.

While we have experienced cybersecurity threats in the past in the normal course of business and expect to continue to experience such threats from time to time, to date, none have had a material adverse effect on our business, financial condition, results of operations or cash flows. Even with the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

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

As of March 11, 2024, there was one (1) holder of record of our common stock.

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

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At December 31, 2023, the pool of mortgage loans was comprised of 18 loans with an aggregate outstanding principal balance of $8,065,150.

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

Results of Operations

Years Ended December 31, 2023 and 2022

Total Revenue

Total revenues for the years ended December 31, 2023 and 2022 of approximately $888,000 and $770,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC. The increase in revenue was primarily attributable to higher interest rates charged on such loans due to market conditions at the time the loans were originated or extended.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the years ended December 31, 2023 and 2022 of approximately $435,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for the years ended December 31, 2023 and 2022 of approximately $17,000 and $14,000, respectively, are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Liquidity and Capital Resources

At December 31, 2023, we had cash of approximately $40,000 compared to cash of approximately $39,000 at December 31, 2022.

Net cash provided by operating activities was approximately $502,000 for the year ended December 31, 2023, compared to approximately $386,000 for the year ended December 31, 2022. The increase in net cash provided by operating activities mainly resulted from the increase in revenue. Net cash provided by operating activities for the years ended December 31, 2023 and 2022 primarily resulted from our interest income and amortization of deferred financing costs.

Net cash used in financing activities was approximately $501,000 for the year ended December 31, 2023, compared to approximately $408,000 for the year ended December 31, 2022. The increase in net cash used in financing activities primarily resulted from the increase in net income. Net cash used in financing activities for the years ended December 31, 2023 and 2022 reflected advances of excess cash to MBC for working capital and general corporate purposes. Amounts advanced to MBC are non-interest bearing and due on demand.

We had no cash from, or used in, investing activities for the years ended December 31, 2023 or 2022.

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

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

[During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.]

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Our executive officers and directors and their respective ages as of March 11, 2024 are as follows:

Name	Age	Position

Assaf Ran	58	Chief Executive Officer, President and sole Director

Vanessa Kao	46	Chief Financial Officer, Treasurer and Secretary

All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected to serve subject to the discretion of the Board.

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Assaf Ran. Mr. Ran has served as our Chief Executive Officer, President and sole Director since our inception in 2015. In addition, Mr. Ran is the founder, Chief Executive Officer and president of MBC since its inception in 1989. Mr. Ran has 35 years of senior management experience leading public and private directories businesses. Mr. Ran started several yellow page businesses from the ground up and managed to make each one of them successful. Mr. Ran’s professional experience and background with MBC, as its director since March 1999, have given him the expertise needed to serve as our director.

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

We did not pay or accrue any compensation to our executive officers in 2023.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Our executive officers do not have any currently outstanding equity awards.

During 2023, we did not grant any stock options to our executive officers or directors.

DIRECTOR COMPENSATION

The Company’s director does not presently receive any compensation for his services rendered to the Company, and no remuneration was paid for or on account of services rendered by our director in such capacity in 2023.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 11, 2024 concerning the beneficial ownership of our voting securities of (i) the current member of the Board, (ii) our executive officers, (iii) our director and executive officers as a group, and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities.

As of March 11, 2024, we had 100 shares of common stock outstanding.

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

The aggregate fees billed by our principal accounting firm, Hoberman & Lesser CPA’s, LLP for the fiscal years ended December 31, 2023 and 2022 are as follows:

(a)	Audit Fees

2023

The aggregate fees incurred during 2023 for our principal accountant covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2023 are included in the fees for our parent company, MBC.

2022

The aggregate fees incurred during 2022 for our principal accountant covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2022 are included in the fees for our parent company, MBC.

(b)	Audit-Related Fees

There were no audit-related fees billed by our principal accountant during 2023 or 2022.

(c)	Tax Fees

There were no tax fees billed by our principal accountant during 2023 or 2022.

(d)	All Other Fees

No other fees, beyond those disclosed in this Item 14, were billed during 2023 or 2022.

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	1. Financial Statements - See Index to Financial Statements on page F-1.

2.	Financial Statement Schedules – See (c) below.

3.	Exhibits – See (b) below.

(b)	Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Indenture, dated as of April 25, 2016, among Manhattan Bridge Capital, Inc., MBC Funding II Corp and Worldwide Stock Transfer, LLC, including form of note (2)
4.2	Description of Securities (3)
10.1	Asset Purchase Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital, Inc. and MBC Funding II Corp. (2)
10.2	Continuing Guaranty of Manhattan Bridge Capital Inc. dated April 25, 2016 (2)
10.3	Pledge Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital and Worldwide Stock Transfer, LLC (2)
10.4	Amendment No. 2 to Credit Agreement, dated April 25, 2016, among Manhattan Bridge Capital, Inc., DAG Funding Solutions Inc. and Webster Business Credit Corporation (2)
10.6	Intercreditor Agreement, dated as of April 25, 2016, between Webster Business Credit Corp and Worldwide Stock Transfer, LLC (2)
31.1	Chief Executive Officer Certification under Rule 13a-14 (4)
31.2	Chief Financial Officer Certification under Rule 13a-14 (4)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 (5)
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 (5)
97.1	Clawback policy (4)
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Schema Document
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

(1)	Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the SEC on January 26, 2016 and incorporated herein by reference.

(2)	Previously filed as an exhibit to our Current Report Form 8-K filed with the SEC on April 27, 2016 and incorporated herein by reference

(3)	Previously filed as an exhibit to our Annual Report Form 10-K filed with the SEC on March 11, 2021 and incorporated herein by reference.

(4)	Filed herewith.

(5)	Furnished herewith.

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

Date: March 11, 2024

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Assaf Ran	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2024
Assaf Ran

/s/ Vanessa Kao	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2024
Vanessa Kao

MBC FUNDING II CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Director of

MBC Funding II Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MBC Funding II Corp. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholder’s equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 11, 2024

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEETS

December 31, 2023 and 2022

	2023	2022
Assets
Loans receivable	$8,065,150	$7,984,250
Cash	39,969	39,146
Interest receivable on loans	76,720	68,512
Due from parent company	986,627	566,348
Total assets	$9,168,466	$8,658,256

Liabilities and Stockholder’s Equity
Liabilities:
Senior secured notes (net of deferred financing costs of $172,069 and $247,155, respectively)	$5,827,931	$5,752,845
Accrued interest payable	15,000	15,000
Total liabilities	5,842,931	5,767,845

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—	—
Additional paid-in capital	100	100
Retained earnings	3,325,435	2,890,311
Total stockholder’s equity	3,325,535	2,890,411
Total liabilities and stockholder’s equity	$9,168,466	$8,658,256

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED December 31, 2023 and 2022

	2023	2022

Revenue:
Interest income from loans	$887,979	$769,733
Total Revenue	887,979	769,733

Operating costs and expenses:
Interest and amortization of deferred financing costs	435,086	435,086
General and administrative expenses	17,119	14,395
Total operating costs and expenses	452,205	449,481
Income before income tax expense	435,774	320,252
Income tax expense	(650)	(650)
Net income	$435,124	$319,602

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED December 31, 2023 and 2022

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Totals
Balance, January 1, 2022	100	$—	$100	$2,570,709	$2,570,809
Net income for the year ended December 31, 2022				319,602	319,602
Balance, December 31, 2022	100	—	100	2,890,311	2,890,411
Net income for the year ended December 31, 2023				435,124	435,124
Balance, December 31, 2023	100	$—	$100	$3,325,435	$3,325,535

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2023 and 2022

	2023	2022
Cash flows from operating activities:
Net Income	$435,124	$319,602
Adjustment to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	75,086	75,086
Changes in operating assets:
Interest receivable on loans	(8,208)	(8,465)
Net cash provided by operating activities	502,002	386,223

Cash flows from financing activities:
Advances to parent company, net	(501,179)	(408,451)
Net cash used in financing activities	(501,179)	(408,451)

Net increase (decrease) in cash	823	(22,228)
Cash, beginning of year	39,146	61,374
Cash, end of year	$39,969	$39,146

Supplemental Disclosure of Cash Flow Information:
Taxes paid during the year	$650	$650
Interest paid during the year	$360,000	$360,000

Supplemental Schedule of Noncash Financing and Investing Activities:
Assignments of loans from parent company	$9,050,900	$9,033,000
Assigned loans repaid to parent company by borrowers	$8,970,000	$9,077,500

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.
NOTES TO FINANCIAL STATEMENTS
December 31, 2023 and 2022

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash with one major financial institution. Accounts at the financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor.

Credit risks associated with short term commercial loans the Company makes to small businesses and related interest receivable are described in Note 4.

Allowance for Credit Losses

Effective January 1, 2020, MBC adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326)”. The ASU introduces a new credit loss methodology, Current Expected Credit Losses (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. MBC estimates its CECL reserve primarily using the Weighted Average Remaining Maturity method, which requires reference to historic loss data taking into consideration expected economic conditions over the relevant timeframe. In addition, MBC reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest, the borrower’s likelihood of executing the original exit strategy, as well as the loan-to-value ratio. Based on these analyses, MBC has determined that, as of December 31, 2023, no allowance for credit losses is required. Failure to properly measure an allowance for credit losses could result in the overstatement of earnings and the carrying value of the loans receivable. Actual losses, if any, could differ significantly from estimated amounts.

Accrued interest receivable on loans receivable is excluded from the estimate of credit losses.

Income Taxes

The Company follows Accounting Standards Codification (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2023, the Company has no material uncertain tax positions to be accounted for in the financial statements. The Company recognizes interest and penalties related to uncertain tax positions, if any, as part of income tax expense.

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

The Company may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by the Company as of December 31, 2023.

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

The Company’s principal executive officers consist of Assaf Ran, who serves as the Company’s Chief Executive Officer and President, and Vanessa Kao, who serves as the Company’s Chief Financial Officer. Each of Mr. Ran and Ms. Kao serve in similar functions with the Company’s parent, MBC and, as of December 31, 2023, own an aggregate of $704,000 and $288,000 of the Notes, respectively.

4. COMMERCIAL LOANS

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Note 3). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At December 31, 2023, the pool of mortgage loans is comprised of 18 loans with an aggregate outstanding principal balance of $8,065,150. At December 31, 2022, the pool of mortgage loans was comprised of 14 loans with an aggregate outstanding principal balance of $7,984,250.

The loans typically have a maximum initial term of 12 months, bear interest at a fixed rate of 9% to 13.5% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Credit risk profile as of December 31, 2023 and 2022:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Use	Total outstanding loans
December 31, 2023	$6,445,150	$1,500,000	$120,000	$8,065,150
December 31, 2022	$7,864,250	$—	$120,000	$7,984,250

At December 31, 2023, loans receivable from one borrower represented 18.6% of total loans receivable, with two individuals personally guaranteeing the loan. In addition, loans receivable from one other borrower represented 14.4% of total loans receivable. One individual personally guarantees the loan and is the sole owner of the borrower. Furthermore, loans receivable from another borrower represented 13.1% of total loans receivable. One individual personally guarantees the loan and is the sole owner of the borrower.

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

