Form 10-Q
period 2024-06-30
MBC FUNDING II CORP.
filed 2024-07-22
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________ to_____________________________

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

As of July 22, 2024, the Issuer had a total of 100 shares of Common Stock, $.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Loans receivable	$7,829,250	$8,065,150
Cash	83,790	39,969
Interest receivable on loans	66,399	76,720
Due from Parent company	1,462,091	986,627
Prepaid expense	2,500	—
Total assets	$9,444,030	$9,168,466

Liabilities and Stockholder’s Equity
Liabilities:
Senior secured notes (net of deferred financing costs of $134,528 and $172,069, respectively)	$5,865,472	$5,827,931
Accrued expenses	15,000	15,000
Total liabilities	5,880,472	5,842,931

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—	—
Additional paid-in capital	100	100
Retained earnings	3,563,458	3,325,435
Total stockholder’s equity	3,563,558	3,325,535
Total liabilities and stockholder’s equity	$9,444,030	$9,168,466

The accompanying notes are an integral part of these condensed financial statements.

MBC FUNDING II CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Interest income from loans	$232,010	$222,332	$464,398	$432,912
Total revenue	232,010	222,332	464,398	432,912

Operating costs and expenses:
Interest and amortization of deferred financing costs	108,771	108,771	217,541	217,541
General and administrative expenses	3,975	3,845	8,184	8,240
Total operating costs and expenses	112,746	112,616	225,725	225,781
Income before income tax expense	119,264	109,716	238,673	207,131
Income tax expense	(650)	(650)	(650)	(650)
Net income	$118,614	$109,066	$238,023	$206,481

The accompanying notes are an integral part of these condensed financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2024

	Common Stock		Additional Paid in	Retained
	Shares	Amount	Capital	Earnings	Totals
Balance, April 1, 2024	100	$—	$100	$3,444,844	$3,444,944
Net income for the period	—	—	—	118,614	118,614
Balance, June 30, 2024	100	$—	$100	$3,563,458	$3,563,558

FOR THE THREE MONTHS ENDED JUNE 30, 2023

	Common Stock		Additional Paid in	Retained
	Shares	Amount	Capital	Earnings	Totals
Balance, April 1, 2023	100	$—	$100	$2,987,726	$2,987,826
Net income for the period	—	—	—	109,066	109,066
Balance, June 30, 2023	100	$—	$100	$3,096,792	$3,096,892

FOR THE SIX MONTHS ENDED JUNE 30, 2024

	Common Stock		Additional Paid in	Retained
	Shares	Amount	Capital	Earnings	Totals
Balance, January 1, 2024	100	$—	$100	$3,325,435	$3,325,535
Net income for the period	—	—	—	238,023	238,023
Balance, June 30, 2024	100	$—	$100	$3,563,458	$3,563,558

FOR THE SIX MONTHS ENDED JUNE 30, 2023

	Common Stock		Additional Paid in	Retained
	Shares	Amount	Capital	Earnings	Totals
Balance, January 1, 2023	100	$—	$100	$2,890,311	$2,890,411
Net income for the period	—	—	—	206,481	206,481
Balance, June 30, 2023	100	$—	$100	$3,096,792	$3,096,892

The accompanying notes are an integral part of these condensed financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$238,023	$206,481
Adjustment to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	37,541	37,541
Changes in operating assets:
Interest receivable on loans	10,321	990
Prepaid expenses	(2,500)	(2,500)
Net cash provided by operating activities	283,385	242,512

Cash flows from financing activities:
Advances to parent company, net	(239,564)	(228,534)
Net cash used in financing activities	(239,564)	(228,534)

Net increase in cash	43,821	13,978
Cash, beginning of period	39,969	39,146
Cash, end of period	$83,790	$53,124

Supplemental Disclosure of Cash Flow Information:
Taxes paid during the period	$650	$650
Interest paid during the period	$180,000	$180,000

Supplemental Schedule of Noncash Financing and Investing Activities:
Assignments of loans from parent company	$3,340,000	$6,310,000
Assigned loans repaid to parent company by borrowers	$3,575,900	$6,215,000

The accompanying notes are an integral part of these condensed financial statements.

MBC FUNDING II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2024

1. THE DESCRIPTION OF COMPANY

The accompanying unaudited condensed financial statements have been prepared by MBC Funding II Corp. (the “Company”), a New York corporation, formed in December 2015 as a wholly-owned subsidiary of Manhattan Bridge Capital, Inc., a New York corporation (“MBC”), in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual audited financial statements for the year ended December 31, 2023 and the notes thereto included in the Company’s Annual Report on Form 10-K. Results of operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

Summary of Significant Accounting Policies

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Interest income from mortgage loans held by the Company is recognized, as earned, over the loan period. Costs incurred in connection with the issuance of the senior secured notes are being amortized over ten years, using the straight-line method, as the difference between use of the effective interest method is not material.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The Company may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by the Company as of June 30, 2024.

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

The Company’s principal executive officers consist of Assaf Ran, who serves as its Chief Executive Officer and President, and Vanessa Kao, who serves as its Chief Financial Officer. Each of Mr. Ran and Ms. Kao serve in similar functions with the Company’s parent, MBC and, as of June 30, 2024, own an aggregate of $704,000 and $288,000 of the Notes, respectively.

4. COMMERCIAL LOANS

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Note 3). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At June 30, 2024, the pool of mortgage loans was comprised of 16 loans with an aggregate outstanding principal balance of $7,829,250. At December 31, 2023, the pool of mortgage loans was comprised of 18 loans with an aggregate outstanding principal balance of $8,065,150.

The loans typically have a maximum initial term of 12 months, bear interest at a fixed rate of 10% to 13.5% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Credit risk profile as of June 30, 2024 and December 31, 2023:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Use	Total outstanding loans
June 30, 2024	$6,209,250	$1,500,000	$120,000	$7,829,250
December 31, 2023 (audited)	$6,445,150	$1,500,000	$120,000	$8,065,150

At June 30, 2024, loans receivable from one borrower represented 19.2% of total loans receivable, with two individuals personally guaranteeing the loan. In addition, loans receivable from one other borrower represented 14.8% of total loans receivable. One individual personally guarantees the loan and is the sole owner of the borrower. Furthermore, loans receivable from another borrower represented 13.5% of total loans receivable. One individual personally guarantees the loan and is the sole owner of the borrower. Lastly, loans receivable from another borrower represented 11.5% of total loans receivable. One individual personally guarantees the loans and is the sole owner of the borrower.

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

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At June 30, 2024, the pool of mortgage loans was comprised of 16 loans with an aggregate outstanding principal balance of $7,829,250.

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

Results of Operations

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Total Revenue

Total revenues for the three months ended June 30, 2024 and 2023 of approximately $232,000 and $222,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC. The increase in revenue was primarily attributable to higher interest rates charged on such loans due to market conditions at the time the loans were originated or extended.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the three months ended June 30, 2024 and 2023 of approximately $109,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for each of the three months ended June 30, 2024 and 2023 of approximately $4,000 are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

Total Revenue

Total revenues for the six months ended June 30, 2024 and 2023 of approximately $464,000 and $433,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC. The increase in revenue was primarily attributable to higher interest rates charged on such loans due to market conditions at the time the loans were originated or extended.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the six months ended June 30, 2024 and 2023 of approximately $218,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for each of the six months ended June 30, 2024 and 2023 of approximately $8,000 are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Liquidity and Capital Resources

At June 30, 2024, we had cash of approximately $84,000 compared to cash of approximately $40,000 at December 31, 2023.

Net cash provided by operating activities for the six months ended June 30, 2024 was approximately $283,000, compared to approximately $243,000 for the six months ended June 30, 2023. The increase in net cash provided by operating activities mainly resulted from the increase in revenue and a decrease in interest receivable on loans. Net cash provided by operating activities for the six months ended June 30, 2024 and 2023 primarily resulted from our interest income and amortization of deferred financing costs.

Net cash used in financing activities for the six months ended June 30, 2024 was approximately $240,000, compared to approximately $229,000 for the six months ended June 30, 2023. The increase in net cash used in financing activities primarily resulted from the increase in net income. Net cash used in financing activities for the six months ended June 30, 2024 and 2023 reflected advances of excess cash to MBC for working capital and general corporate purposes. Amounts advanced to MBC are non-interest bearing and due on demand.

We had no cash provided by or used in investing activities for the three months ended June 30, 2024 or 2023.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MBC Funding II Corp. (Registrant)

Date: July 22, 2024	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 22, 2024	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

