Form 10-Q
period 2024-09-30
MBC FUNDING II CORP.
filed 2024-10-23
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 23, 2024, the Issuer had a total of 100 shares of Common Stock, $.001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Loans receivable	$8,264,250	$8,065,150
Cash	47,635	39,969
Interest receivable on loans	79,749	76,720
Due from Parent company	1,186,270	986,627
Prepaid expense	1,250	—
Total assets	$9,579,154	$9,168,466
Liabilities and Stockholder’s Equity
Liabilities:
Senior secured notes (net of deferred financing costs of $115,756 and $172,069, respectively)	$5,884,244	$5,827,931
Accrued expenses	15,000	15,000
Total liabilities	5,899,244	5,842,931

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—	—
Additional paid-in capital	100	100
Retained earnings	3,679,810	3,325,435
Total stockholder’s equity	3,679,910	3,325,535
Total liabilities and stockholder’s equity	$9,579,154	$9,168,466

The accompanying notes are an integral part of these condensed financial statements.

MBC FUNDING II CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Interest income from loans	$228,985	$226,530	$693,385	$659,442
Total revenue	228,985	226,530	693,385	659,442

Operating costs and expenses:
Interest and amortization of deferred financing costs	108,771	108,771	326,314	326,314
General and administrative expenses	3,862	3,846	12,046	12,084
Total operating costs and expenses	112,633	112,617	338,360	338,398
Income before income tax expense	116,352	113,913	355,025	321,044
Income tax expense	—	—	(650)	(650)
Net income	$116,352	$113,913	$354,375	$320,394

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

	Common Stock		Additional Paid	Retained
	Shares	Amount	in Capital	Earnings	Totals
Balance, July 1, 2024	100	$—	$100	$3,563,458	$3,563,558
Net income for the period	—	—	—	116,352	116,352
Balance, September 30, 2024	100	$—	$100	$3,679,810	$3,679,910

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock		Additional Paid	Retained
	Shares	Amount	in Capital	Earnings	Totals
Balance, July 1, 2023	100	$—	$100	$3,096,792	$3,096,892
Net income for the period	—	—	—	113,913	113,913
Balance, September 30, 2023	100	$—	$100	$3,210,705	$3,210,805

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common Stock		Additional Paid	Retained
	Shares	Amount	in Capital	Earnings	Totals
Balance, January 1, 2024	100	$—	$100	$3,325,435	$3,325,535
Net income for the period	—	—	—	354,375	354,375
Balance, September 30, 2024	100	$—	$100	$3,679,810	$3,679,910

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock		Additional Paid	Retained
	Shares	Amount	in Capital	Earnings	Totals
Balance, January 1, 2023	100	$—	$100	$2,890,311	$2,890,411
Net income for the period	—	—	—	320,394	320,394
Balance, September 30, 2023	100	$—	$100	$3,210,705	$3,210,805

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$354,375	$320,394
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	56,313	56,313
Changes in operating assets:
Interest receivable on loans	(3,029)	(7,439)
Prepaid expenses	(1,250)	(1,250)
Net cash provided by operating activities	406,409	368,018

Cash flows from financing activities:
Advances to parent company, net	(398,743)	(364,922)
Net cash used in financing activities	(398,743)	(364,922)

Net increase in cash	7,666	3,096
Cash, beginning of period	39,969	39,146
Cash, end of period	$47,635	$42,242

Supplemental Disclosure of Cash Flow Information:
Taxes paid during the period	$650	$650
Interest paid during the period	$270,000	$270,000

Supplemental Schedule of Noncash Financing and Investing Activities:
Assignments of loans from parent company	$4,165,000	$7,635,900
Assigned loans repaid to parent company by borrowers	$3,965,900	$7,555,000

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.
NOTES TO FINANCIAL STATEMENTS
September 30, 2024

(unaudited)

1. THE COMPANY

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

2. RECENTLY ISSUED TECHNICAL ACCOUNTING PRONOUNCEMENTS

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

The Company may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by the Company as of September 30, 2024.

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

The Company’s principal executive officers consist of Assaf Ran, who serves as its Chief Executive Officer and President, and Vanessa Kao, who serves as its Chief Financial Officer. Each of Mr. Ran and Ms. Kao serve in similar functions with the Company’s parent, MBC and, as of September 30, 2024, own an aggregate of $704,000 and $288,000 of the Notes, respectively.

4. COMMERCIAL LOANS

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Note 3). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At September 30, 2024, the pool of mortgage loans was comprised of 17 loans with an aggregate outstanding principal balance of $8,264,250. At December 31, 2023, the pool of mortgage loans was comprised of 18 loans with an aggregate outstanding principal balance of $8,065,150.

The loans typically have a maximum initial term of 12 months, bear interest at a fixed rate of 10% to 13.5% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Credit risk profile as of September 30, 2024 and December 31, 2023:

Performing loans	Developers-Residential	Developers- Commercial	Developers-Mixed Use	Total outstanding loans
September 30, 2024	$6,644,250	$1,500,000	$120,000	$8,264,250
December 31, 2023 (audited)	$6,445,150	$1,500,000	$120,000	$8,065,150

At September 30, 2024, loans receivable from one borrower represented 18.2% of total loans receivable, with two individuals personally guaranteeing the loan. In addition, loans receivable from one other borrower represented 14.0% of total loans receivable. One individual personally guarantees the loan and is the sole owner of the borrower. Furthermore, loans receivable from another borrower represented 12.8% of total loans receivable. One individual personally guarantees the loan and is the sole owner of the borrower. Lastly, loans receivable from another borrower represented 10.9% of total loans receivable. One individual personally guarantees the loans and is the sole owner of the borrower.

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

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At September 30, 2024, the pool of mortgage loans was comprised of 17 loans with an aggregate outstanding principal balance of $8,264,250.

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

Results of Operations

Three months ended September 30, 2024 compared to three months ended September 30, 2023

Total Revenue

Total revenues for the three months ended September 30, 2024 and 2023 of approximately $229,000 and $227,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the three months ended September 30, 2024 and 2023 of approximately $109,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for each of the three months ended September 30, 2024 and 2023 of approximately $4,000 are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

Total Revenue

Total revenues for the nine months ended September 30, 2024 and 2023 of approximately $693,000 and $659,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC. The increase in revenue was primarily attributable to higher interest rates charged on such loans due to market conditions at the time the loans were originated or extended.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the nine months ended September 30, 2024 and 2023 of approximately $326,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for each of the nine months ended September 30, 2024 and 2023 of approximately $12,000 are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Liquidity and Capital Resources

At September 30, 2024, we had cash of approximately $48,000 compared to cash of approximately $40,000 at December 31, 2023.

Net cash provided by operating activities for the nine months ended September 30, 2024 was approximately $406,000, compared to approximately $368,000 for the nine months ended September 30, 2023. The increase in net cash provided by operating activities mainly resulted from the increase in revenue. Net cash provided by operating activities for the nine months ended September 30, 2024 and 2023 primarily resulted from our interest income and amortization of deferred financing costs.

Net cash used in financing activities for the nine months ended September 30, 2024 was approximately $399,000, compared to approximately $365,000 for the nine months ended September 30, 2023. The increase in net cash used in financing activities primarily resulted from the increase in net income. Net cash used in financing activities for the nine months ended September 30, 2024 and 2023 reflected advances of excess cash to MBC for working capital and general corporate purposes. Amounts advanced to MBC are non-interest bearing and due on demand.

We had no cash provided by or used in investing activities for the nine months ended September 30, 2024 or 2023.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

*Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBC Funding II Corp. (Registrant)

Date: October 23, 2024	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 23, 2024	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

