Form 10-K
period 2024-12-31
MBC FUNDING II CORP.
filed 2025-03-12
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

As of March 12, 2025, the Registrant had outstanding 100 shares of Common Stock, par value $0.001 per share, all of which are owned by Manhattan Bridge Capital, Inc.

MBC FUNDING II CORP.

FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this Report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to that we may be unsuccessful in our efforts to refinance our Notes (as defined below). The accompanying information contained in this Report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this Report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

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

The Notes are 6% senior secured notes, due April 22, 2026, and have a principal amount of $1,000 each. On April 25, 2016, we issued the Notes in the IPO in the aggregate principal amount of $6,000,000 under the Indenture, dated April 25, 2016, among ourselves, as the issuer, MBC, as guarantor, and Worldwide Stock Transfer LLC, as Indenture Trustee (the “Indenture”). Interest accrues on the Notes commencing on May 16, 2016. The accrued interest is payable monthly in cash, in arrears, on the 15th day of each calendar month commencing June 2016. The Notes are listed on the NYSE American and trade under the symbol “LOAN/26”. We plan to refinance the Notes prior to their maturity.

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

We may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to any party holding a Note (each referred to as a “Noteholder” and collectively, the “Noteholders”). The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by the Company as of December 31, 2024.

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

Our principal executive officers consist of Assaf Ran, who serves as our Chief Executive Officer and President, and Vanessa Kao, who serves as our Chief Financial Officer. Each of Mr. Ran and Ms. Kao serve in similar functions with our parent, MBC and, as of December 31, 2024, own an aggregate of $704,000 and $288,000 of our Notes, respectively.

Available information

Our principal executive offices are located at 60 Cutter Mill Road, Great Neck, New York, 11021 and our telephone number is (516) 444-3400. We do not currently maintain a website. You may also review and download a copy of this Report, including any exhibits and any schedules filed therewith, and our other periodic and current reports, proxy and information statements, and other information that we file with the Securities and Exchange Commission (the “SEC”), without charge, by visiting the SEC’s website (http://www.sec.gov). In addition, we will voluntarily provide copies of all such reports free of charge upon request.

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

We may not be able to make the required payments of interest and principal on the Notes or to refinance the Notes before their maturity.

Our ability to make payments of principal and interest on the Notes or to refinance the Notes before their maturity is subject to general economic conditions and financial, business and other factors affecting our mortgage loan portfolio, many of which are beyond our control. We cannot assure you that we will have sufficient funds available when necessary to make any required payments of interest or principal under the Notes, including payments in connection with a redemption of Notes upon a change of control. Our failure to make payments of interest or principal when due could result in an event of default and would give the Indenture Trustee and the Noteholders certain rights against us. Our sole source of revenue and cash flow will be payments of interest and principal we receive with respect to our mortgage loan portfolio. To the extent the interest payments received by us exceed the payments required to be made to the Noteholders, and both prior to and after giving effect to the distribution of funds to MBC, we are in compliance with the debt coverage ratio and no default or event of default exists or would occur as a result of such distribution, we plan to distribute those excess funds to MBC. If we are unable to generate sufficient cash flow to service the debt evidenced by the Notes, we will be in default of its obligations under the Notes. In addition, we may be exposed to higher costs or interest rates if we refinance the Notes or will not be able to refinance the Notes on favorable terms or at all.

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

At December 31, 2024, each of four different borrowers account for more than 10% of the pool of mortgage loans that we purchased from MBC as security for our obligations under the Notes. At December 31, 2024, loans receivable from one borrower represented 17.4% of total loans receivable, with three individuals personally guaranteeing the loan. In addition, loans receivable from one other borrower represented 17.1% of total loans receivable, with two individuals personally guaranteeing the loan. Furthermore, loans receivable from another borrower represented 13.2% of total loans receivable. One individual personally guarantees the loan and is the sole owner of the borrower. Lastly, loans receivable from another borrower represented 12.0% of total loans receivable. One individual personally guarantees the loans and is the sole owner of the borrower. Although MBC guarantees all of our obligations under the Notes, concentration of collateral to a small group of borrowers may pose a significant risk, as a default could have a material adverse impact on our operating results, cash flow, financial condition and our ability to repay the indebtedness.

We have no obligation to redeem the Notes prior to their maturity date except in limited circumstances.

The entire outstanding principal balance of the Notes and all accrued but unpaid interest thereon will be due and payable in full on April 22, 2026, the tenth anniversary of the issue date of the Notes. Except for specifically enumerated circumstances, we have no obligation, and the Noteholders will have no right to require us, to redeem any Notes prior to their maturity date. For example, if either we or MBC enter into a transaction that constitutes a “change in control” or an “asset sale,” as such terms are defined under the Indenture, we may be obligated to offer to redeem the Notes at a redemption price equal to 101% of their principal amount, in the case of a “change in control” and 100% of their principal amount in the case of an “asset sale” plus, in either case, the accrued and unpaid interest up to, but not including, the date of redemption. The existence of a Noteholder’s right to require us to purchase his, her or its Notes upon a change of control may deter a third party from acquiring us in a transaction that constitutes a change of control. In addition, we have the right, but not the obligation, to redeem the Notes. As a result, any investment in the Notes should be considered illiquid and unable to be redeemed until their stated maturity. Although, we plan to refinance the Notes prior to their maturity, we cannot assure you that we will be successful in doing so on favorable terms or at all.

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

As of March 12, 2025, there was one (1) holder of record of our common stock.

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

We are a wholly-owned subsidiary of Manhattan Bridge Capital, Inc., a New York corporation (“MBC”), formed in December 2015, specifically for the purpose of the public offering of the Notes (described below). On April 25, 2016, we sold $6,000,000 aggregate principal amount of our 6% Senior Secured Notes, due April 22, 2026 (the “Notes”), in our initial public offering. The Notes are secured by a first priority lien on all of our assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by MBC, which we acquired from MBC pursuant to an asset purchase agreement. The aggregate principal amount of the mortgage loans owned by us plus our cash on hand always must be equal to at least 120% of the outstanding principal amount of the Notes until the Notes are paid in full. In addition, MBC has guaranteed our obligations under the Notes and has secured that guaranty with a pledge of all of our outstanding common shares. We plan to refinance the Notes prior to their maturity, though we cannot assure you that we will be successful in doing so on favorable terms or at all.

The Notes are listed on the NYSE American and trade under the symbol “LOAN/26”.

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At December 31, 2024, the pool of mortgage loans was comprised of 16 loans with an aggregate outstanding principal balance of $8,774,250.

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

Results of Operations

Years Ended December 31, 2024 and 2023

Total Revenue

Total revenues for the years ended December 31, 2024 and 2023 of approximately $934,000 and $888,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC. The increase in revenue was primarily attributable to higher loans receivable and higher interest rates charged on such loans due to market conditions at the time the loans were originated or extended.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the years ended December 31, 2024 and 2023 of approximately $435,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for the years ended December 31, 2024 and 2023 of approximately $16,000 and $17,000, respectively, are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees.

Liquidity and Capital Resources

At December 31, 2024, we had cash of approximately $50,000 compared to cash of approximately $40,000 at December 31, 2023.

Net cash provided by operating activities was approximately $554,000 for the year ended December 31, 2024, compared to approximately $502,000 for the year ended December 31, 2023. The increase in net cash provided by operating activities mainly resulted from the increase in revenue. Net cash provided by operating activities for the years ended December 31, 2024 and 2023 primarily resulted from our interest income and amortization of deferred financing costs.

Net cash used in financing activities was approximately $543,000 for the year ended December 31, 2024, compared to approximately $501,000 for the year ended December 31, 2023. The increase in net cash used in financing activities primarily resulted from the increase in net income. Net cash used in financing activities for the years ended December 31, 2024 and 2023 reflected advances of excess cash to MBC for working capital and general corporate purposes. Amounts advanced to MBC are non-interest bearing and due on demand.

We had no cash provided by or used in investing activities for the years ended December 31, 2024 or 2023.

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

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Our executive officers and directors and their respective ages as of March 12, 2025 are as follows:

Name	Age	Position

Assaf Ran	59	Chief Executive Officer, President and sole Director
Vanessa Kao	47	Chief Financial Officer, Treasurer and Secretary

All directors hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected to serve subject to the discretion of the Board.

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Assaf Ran. Mr. Ran has served as our Chief Executive Officer, President and sole Director since our inception in 2015. In addition, Mr. Ran is the founder, Chief Executive Officer and president of MBC since its inception in 1989. Mr. Ran has 36 years of senior management experience leading public and private directories businesses. Mr. Ran started several yellow page businesses from the ground up and managed to make each one of them successful. Mr. Ran’s professional experience and background with MBC, as its director since March 1999, have given him the expertise needed to serve as our director.

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

INSIDER TRADING POLICY

We have adopted an insider trading policy, or the Policy, governing the purchase, sale and other transactions in our securities that applies to our directors, executive officers, employees, and other covered persons, including immediate family members and entities controlled by any of the foregoing persons, as well as by the Company itself.

The Policy prohibits, among other things, insider trading and certain speculative transactions in our securities (including short sales, buying put and selling call options and other hedging or derivative transactions in our securities) and establishes a regular blackout period schedule during which directors, executive officers, employees, and other covered persons may not trade in the Company’s securities, as well as certain pre-clearance procedures that directors and executive officers must observe prior to effecting any transaction in our securities.

The Company believes that the Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Policy is filed as Exhibit 19.1 to this Form 10-K.

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

We did not pay or accrue any compensation to our executive officers in 2024.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Our executive officers do not have any currently outstanding equity awards.

During 2024, we did not grant any stock options to our executive officers or directors.

We do not have any formal policy that requires the Company to grant, or avoid granting, equity-based compensation at certain times. We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. The timing of any equity grants to executive officers or directors in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date).

DIRECTOR COMPENSATION

The Company’s director does not presently receive any compensation for his services rendered to the Company, and no remuneration was paid for or on account of services rendered by our director in such capacity in 2024.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 12, 2025 concerning the beneficial ownership of our voting securities of (i) the current member of the Board, (ii) our executive officers, (iii) our director and executive officers as a group, and (iv) each beneficial owner of more than 5% of the outstanding shares of any class of our voting securities.

As of March 12, 2025, we had 100 shares of common stock outstanding.

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

The aggregate fees billed by our principal accounting firm, Hoberman & Lesser CPA’s, LLP for the fiscal years ended December 31, 2024 and 2023 are as follows:

(a)	Audit Fees

2024

The aggregate fees incurred during 2024 for our principal accountant covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2024 are included in the fees for our parent company, MBC.

2023

The aggregate fees incurred during 2023 for our principal accountant covering the audit of our annual financial statements and the review of our financial statements for the first, second and third quarters of 2023 are included in the fees for our parent company, MBC.

(b)	Audit-Related Fees

There were no audit-related fees billed by our principal accountant during 2024 or 2023.

(c)	Tax Fees

There were no tax fees billed by our principal accountant during 2024 or 2023.

(d)	All Other Fees

No other fees, beyond those disclosed in this Item 14, were billed during 2024 or 2023.

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	1. Financial Statements - See Index to Financial Statements on page F-1.

2. Financial Statement Schedules – See (c) below.

3. Exhibits – See (b) below.

(b)	Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Indenture, dated as of April 25, 2016, among Manhattan Bridge Capital, Inc., MBC Funding II Corp and Worldwide Stock Transfer, LLC, including form of note (2)
4.2	Description of Securities (3)
10.1	Asset Purchase Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital, Inc. and MBC Funding II Corp. (2)
10.2	Continuing Guaranty of Manhattan Bridge Capital Inc. dated April 25, 2016 (2)
10.3	Pledge Agreement, dated as of April 25, 2016, between Manhattan Bridge Capital and Worldwide Stock Transfer, LLC (2)
10.4	Amendment No. 2 to Credit Agreement, dated April 25, 2016, among Manhattan Bridge Capital, Inc., DAG Funding Solutions Inc. and Webster Business Credit Corporation (2)
10.6	Intercreditor Agreement, dated as of April 25, 2016, between Webster Business Credit Corp and Worldwide Stock Transfer, LLC (2)
19.1	Insider Trading Policy (5)
31.1	Chief Executive Officer Certification under Rule 13a-14 (5)
31.2	Chief Financial Officer Certification under Rule 13a-14 (5)
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350 (6)
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350 (6)
97.1	Clawback policy (4)
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Schema Document
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

(1)	Previously filed as an exhibit to our Registration Statement on Form S-11 filed with the SEC on January 26, 2016 and incorporated herein by reference.

(2)	Previously filed as an exhibit to our Current Report Form 8-K filed with the SEC on April 27, 2016 and incorporated herein by reference

(3)	Previously filed as an exhibit to our Annual Report Form 10-K filed with the SEC on March 11, 2021 and incorporated herein by reference.

(4)	Previously filed as an exhibit to our Annual Report Form 10-K filed with the SEC on March 11, 2024 and incorporated herein by reference.

(5)	Filed herewith.

(6)	Furnished herewith.

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

Date: March 12, 2025

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Assaf Ran	President, Chief Executive Officer and Director	March 12, 2025
Assaf Ran	(Principal Executive Officer)

/s/ Vanessa Kao	Chief Financial Officer	March 12, 2025
Vanessa Kao	(Principal Financial and Accounting Officer)

MBC FUNDING II CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Director of

MBC Funding II Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MBC Funding II Corp. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholder’s equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with our overall opinion on the financial statements. The primary procedures included evaluating the appropriateness of the method and other variables used, testing the application of the method and other variables used, as well as testing the accuracy of data used with respect to the method and other variables. These procedures also included, obtaining and evaluating the conclusions of the Company’s third-party valuation specialists, as well as obtaining and evaluating other publicly available independent empirical data, and comparing said values to the aggregate amounts owed by borrowers for indication of loan losses. We also evaluated management’s significant judgments applied in determining whether indicators of impairment were present, with respect to the Company’s loan portfolio and the underlying collateral, by obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments.

We have served as the Company’s auditors since 2016.

New York, New York

March 12, 2025

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEETS

December 31, 2024 and 2023

	2024	2023

Assets
Loans receivable	$8,774,250	$8,065,150
Cash	50,393	39,969
Interest receivable on loans	80,965	76,720
Due from Parent company	820,612	986,627
Total assets	$9,726,220	$9,168,466
Liabilities and Stockholder’s Equity
Liabilities:
Senior secured notes (net of deferred financing costs of $96,985 and $172,069, respectively)	$5,903,015	$5,827,931
Accrued interest payable	15,000	15,000
Total liabilities	5,918,015	5,842,931

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—	—
Additional paid-in capital	100	100
Retained earnings	3,808,105	3,325,435
Total stockholder’s equity	3,808,205	3,325,535
Total liabilities and stockholder’s equity	$9,726,220	$9,168,466

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED December 31, 2024 and 2023

	2024	2023

Revenue:
Interest income from loans	$934,391	$887,979
Total revenue	934,391	887,979

Operating costs and expenses:
Interest and amortization of deferred financing costs	435,084	435,086
General and administrative expenses	15,987	17,119
Total operating costs and expenses	451,071	452,205
Income before income tax expense	483,320	435,774
Income tax expense	(650)	(650)
Net income	$482,670	$435,124

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED December 31, 2024 and 2023

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Totals
Balance, January 1, 2023	100	$—	$100	$2,890,311	$2,890,411
Net income for the year ended December 31, 2023	—	—	—	435,124	435,124
Balance, December 31, 2023	100	—	100	3,325,435	3,325,535
Net income for the year ended December 31, 2024	—	—	—	482,670	482,670
Balance, December 31, 2024	100	$—	$100	$3,808,105	$3,808,205

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2024 and 2023

	2024	2023

Cash flows from operating activities:
Net income	$482,670	$435,124
Adjustment to reconcile net income to net cash provided by operating activities -
Amortization of deferred financing costs	75,084	75,086
Changes in operating assets:
Interest receivable on loans	(4,245)	(8,208)
Net cash provided by operating activities	553,509	502,002

Cash flows from financing activities:
Advances to Parent company, net	(543,085)	(501,179)
Net cash used in financing activities	(543,085)	(501,179)

Net increase in cash	10,424	823
Cash, beginning of year	39,969	39,146
Cash, end of year	$50,393	$39,969

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for taxes	$650	$650
Cash paid during the year for interest	$360,000	$360,000

Supplemental Schedule of Noncash Financing and Investing Activities:
Assignments of loans from Parent company	$6,370,000	$9,050,900
Assigned loans repaid to Parent company by borrowers	$5,660,900	$8,970,000

The accompanying notes are an integral part of these financial statements.

MBC FUNDING II CORP.
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2024 and 2023

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) in compliance with the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”).

Use of Estimates

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

Allowance for Credit Losses

Effective January 1, 2020, MBC adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (ASC Topic 326)”. The ASU introduces a new credit loss methodology, Current Expected Credit Losses (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. MBC estimates its CECL reserve primarily using the Weighted Average Remaining Maturity method, which requires reference to historic loss data taking into consideration expected economic conditions over the relevant timeframe. In addition, MBC reviews each loan on a quarterly basis and evaluates the borrower’s ability to pay the monthly interest, the borrower’s likelihood of executing the original exit strategy, as well as the loan-to-value ratio. Based on these analyses, MBC has determined that, as of December 31, 2024 no allowance for credit losses is required. Failure to properly measure an allowance for credit losses could result in the overstatement of earnings and the carrying value of the loans receivable. Actual losses, if any, could differ significantly from estimated amounts.

Accrued interest receivable on loans receivable is excluded from the estimate of credit losses.

Income Taxes

The Company follows FASB ASC Sub-Topic 740-10, “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. As of December 31, 2024, the Company has no material uncertain tax positions to be accounted for in the financial statements. The Company recognizes interest and penalties related to uncertain tax positions, if any, as part of income tax expense.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (ASC Topic 280),” enhancing segment disclosures for public entities on an annual and interim basis. The update retains existing requirements for segment profit or loss reporting, as well as specified expense disclosures, without altering segment identification, aggregation, or reportable segment thresholds. Effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024, the Company adopted ASU 2023-07 as of December 31, 2024.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

3. SENIOR SECURED NOTES

The Notes are 6% senior secured notes, due April 22, 2026, and have a principal amount of $1,000 each. On April 25, 2016, the Company issued Notes in the IPO in the aggregate principal amount of $6,000,000 under the Indenture, dated April 25, 2016, among the Company, as Issuer, MBC, as Guarantor, and Worldwide Stock Transfer LLC (“Worldwide”), as Indenture Trustee (the “Indenture”). The Notes are listed on the NYSE American and trade under the symbol “LOAN/26”. Interest accrues on the Notes commencing on May 16, 2016. The accrued interest is payable monthly in cash, in arrears, on the 15th day of each calendar month commencing June 2016. The Company also plans to refinance the Notes prior to their maturity.

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

The Company may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by the Company as of December 31, 2024.

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

The Company’s principal executive officers consist of Assaf Ran, who serves as the Company’s Chief Executive Officer and President, and Vanessa Kao, who serves as the Company’s Chief Financial Officer. Each of Mr. Ran and Ms. Kao serve in similar functions with the Company’s parent, MBC and, as of December 31, 2024, own an aggregate of $704,000 and $288,000 of the Notes, respectively.

4. COMMERCIAL LOANS

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Note 3). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At December 31, 2024, the pool of mortgage loans is comprised of 16 loans with an aggregate outstanding principal balance of $8,774,250. At December 31, 2023, the pool of mortgage loans is comprised of 18 loans with an aggregate outstanding principal balance of $8,065,150.

The loans typically have a maximum initial term of 12 months, bear interest at a fixed rate of 10% to 12% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Credit risk profile as of December 31, 2024 and 2023:

Performing loans	Developers-Residential	Developers- Commercial	Developers-Mixed Use	Total outstanding loans
December 31, 2024	$5,624,250	$3,030,000	$120,000	$8,774,250
December 31, 2023	$6,445,150	$1,500,000	$120,000	$8,065,150

At December 31, 2024, loans receivable from one borrower represented 17.4% of total loans receivable, with three individuals personally guaranteeing the loan. In addition, loans receivable from one other borrower represented 17.1% of total loans receivable, with two individuals personally guaranteeing the loan. Furthermore, loans receivable from another borrower represented 13.2% of total loans receivable. One individual personally guarantees the loan and is the sole owner of the borrower. Lastly, loans receivable from another borrower represented 12.0% of total loans receivable. One individual personally guarantees the loans and is the sole owner of the borrower.

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

6. SEGMENT REPORTING

The Company reports segment information based on the management approach which designates the internal reporting used by the Chief Operating Decision Maker, which is the Company’s Chief Executive Officer, for making decisions and assessing performance as the source of the Company’s reportable segments. The Company has determined it has one reportable segment. The Company does not originate or service loans but holds a portfolio of mortgage loans acquired from its parent as collateral for its outstanding Notes. Since the loan portfolio functions solely as collateral and does not represent an active lending business, management evaluates financial performance on a consolidated basis. There are no distinct operating segments within the Company, as all assets and income are directly tied to the financing structure. The Company will continue to monitor its reporting structure and provide additional segment disclosures if required in the future.

Net income from the Company’s reportable segment is as follows:

	2024	2023
Revenue	$934,391	$887,979
Less:
Interest expense	360,000	360,000
Amortization of deferred financing costs	75,084	75,086
General and administrative expenses	15,987	17,119
Income tax expense	650	650
Net income	$482,670	$435,124

********

