Form 10-Q
period 2025-03-31
MBC FUNDING II CORP.
filed 2025-04-24
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to ____________________________________

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

As of April 24, 2025, the Issuer had a total of 100 shares of Common Stock, $.001 par value per share, outstanding.

MBC FUNDING II CORP.

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to that we may be unsuccessful in our efforts to refinance our Notes (as defined below), the risk factors discussed in more detail in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as may be supplemented or amended from time to time, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in this report. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to MBC Funding II Corp., a New York corporation, and its predecessors.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)	(audited)
Assets
Loans receivable	$7,819,250	$8,774,250
Cash	50,182	50,393
Interest receivable on loans	65,547	80,965
Due from Parent company	1,900,601	820,612
Prepaid expense	18,750	—
Total assets	$9,854,330	$9,726,220

Liabilities and Stockholder’s Equity
Liabilities:
Senior secured notes (net of deferred financing costs of $78,214 and $96,985, respectively)	$5,921,786	$5,903,015
Accrued interest payable	15,000	15,000
Total liabilities	5,936,786	5,918,015

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—	—
Additional paid-in capital	100	100
Retained earnings	3,917,444	3,808,105
Total stockholder’s equity	3,917,544	3,808,205
Total liabilities and stockholder’s equity	$9,854,330	$9,726,220

The accompanying notes are an integral part of these condensed financial statements.

MBC FUNDING II CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Interest income from loans	$226,955	$232,388
Total revenue	226,955	232,388

Operating costs and expenses:
Interest and amortization of deferred financing costs	108,771	108,771
General and administrative expenses	8,845	4,208
Total operating costs and expenses	117,616	112,979

Net income	$109,339	$119,409

The accompanying notes are an integral part of these condensed financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Common Stock		Additional Paid in	Retained
	Shares	Amount	Capital	Earnings	Totals
Balance, January 1, 2025	100	$—	$100	$3,808,105	$3,808,205
Net income				109,339	109,339
Balance, March 31, 2025	100	$—	$100	$3,917,444	$3,917,544

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common Stock		Additional Paid in	Retained
	Shares	Amount	Capital	Earnings	Totals
Balance, January 1, 2024	100	$—	$100	$3,325,435	$3,325,535
Net income				119,409	119,409
Balance, March 31, 2024	100	$—	$100	$3,444,844	$3,444,944

The accompanying notes are an integral part of these condensed financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net income	$109,339	$119,409
Adjustment to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	18,771	18,771
Changes in operating assets and liabilities:
Interest receivable on loans	15,418	1,071
Prepaid expense	(18,750)	(3,750)
Net cash provided by operating activities	124,778	135,501

Cash flows from financing activities:
Advances to parent company, net	(124,989)	(132,404)
Net cash used in financing activities	(124,989)	(132,404)

Net (decrease) increase in cash	(211)	3,097
Cash, beginning of period	50,393	39,969
Cash, end of period	$50,182	$43,066

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$90,000	$90,000

Supplemental Schedule of Noncash Financing and Investing Activities:
Assignments of loans from Parent	$1,450,000	$1,285,000
Assigned loans repaid to Parent by borrowers	$2,405,000	$1,330,000

The accompanying notes are an integral part of these condensed financial statements.

MBC FUNDING II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2025

1. DESCRIPTION OF THE COMPANY

The accompanying unaudited condensed financial statements have been prepared by MBC Funding II Corp. (the “Company”), a New York corporation, formed in December 2015 as a wholly-owned subsidiary of Manhattan Bridge Capital, Inc., a New York corporation (“MBC”), in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual audited financial statements for the year ended December 31, 2024 and the notes thereto included in the Company’s Annual Report on Form 10-K. Results of operations for the interim period are not necessarily indicative of the operating results to be attained in the entire fiscal year.

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

2. RECENTLY ISSUED TECHNICAL ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s condensed financial statements.

3. SENIOR SECURED NOTES

The Notes are 6% senior secured notes, due April 22, 2026, and have a principal amount of $1,000 each. On April 25, 2016, the Company issued Notes in the IPO in the aggregate principal amount of $6,000,000 under the Indenture, dated April 25, 2016, among the Company, as Issuer, MBC, as Guarantor, and Worldwide Stock Transfer LLC (“Worldwide”), as Indenture Trustee (the “Indenture”). The Notes are listed on the NYSE American and trade under the symbol “LOAN/26”. Interest accrues on the Notes commencing on May 16, 2016. The accrued interest is payable monthly in cash, in arrears, on the 15th day of each calendar month commencing June 2016. The Company also plans to refinance the Notes prior to their maturity, which may not be on favorable terms or at all.

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

The Company may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by the Company as of March 31, 2025.

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

The Company’s principal executive officers consist of Assaf Ran, who serves as its Chief Executive Officer and President, and Vanessa Kao, who serves as its Chief Financial Officer. Each of Mr. Ran and Ms. Kao serve in similar functions with the Company’s parent, MBC and, as of March 31, 2025, own an aggregate of $704,000 and $288,000 of the Notes, respectively.

4. COMMERCIAL LOANS

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Note 3). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At March 31, 2025, the pool of mortgage loans was comprised of 14 loans with an aggregate outstanding principal balance of $7,819,250. At December 31, 2024, the pool of mortgage loans is comprised of 16 loans with an aggregate outstanding principal balance of $8,774,250.

The loans typically have a maximum initial term of 12 months, bear interest at a fixed rate of 10% to 12% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Credit risk profile as of March 31, 2025 and December 31, 2024:

Performing loans	Developers-Residential	Developers-Commercial	Developers-Mixed Use	Total outstanding loans
March 31, 2025	$4,789,250	$3,030,000	$—	$7,819,250
December 31, 2024 (audited)	$5,624,250	$3,030,000	$120,000	$8,774,250

At March 31, 2025, loans receivable from one borrower represented 19.6% of total loans receivable, with three individuals personally guaranteeing the loan. In addition, loans receivable from one other borrower represented 19.2% of total loans receivable, with two individuals personally guaranteeing the loan. Furthermore, loans receivable from another borrower represented 13.5% of total loans receivable. One individual personally guarantees the loan and is the sole owner of the borrower.

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

6. SEGMENT REPORTING

The Company reports segment information based on the management approach which designates the internal reporting used by the Chief Operating Decision Maker, which is the Company’s Chief Executive Officer, for making decisions and assessing performance as the source of the Company’s reportable segments. The Company has determined it has one reportable segment. The Company does not originate or service loans itself, but holds a portfolio of mortgage loans acquired from its parent as collateral for its outstanding Notes. Since the loan portfolio functions solely as collateral, and does not represent an active lending business, management evaluates financial performance on a consolidated basis. There are no other distinct operating segments within the Company, as all assets and income are directly tied to the financing structure. The Company will continue to monitor its reporting structure and provide additional segment disclosures if required in the future.

Net income from the Company’s reportable segment is as follows:

	Three Months Ended March 31,
	2025	2024
Revenue	$226,955	$232,388
Less:
Interest expense	90,000	90,000
Amortization of deferred financing costs	18,771	18,771
General and administrative expenses	8,845	4,208
Net income	$109,339	$119,409

********

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The discussion and analysis contain forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements.

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

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At March 31, 2025, the pool of mortgage loans was comprised of 14 loans with an aggregate outstanding principal balance of $7,819,250.

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

Results of Operations

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Total Revenue

Total revenues for the three months ended March 31, 2025 and 2024 of approximately $227,000 and $232,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC. The decrease in revenue was primarily attributable to a reduction in loans receivable, period over period.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the three months ended March 31, 2025 and 2024 of approximately $109,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2025 and 2024 of approximately $9,000 and $4,000, respectively, are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees. The increase is primarily due to an increase in the NYSE American listing fee.

Liquidity and Capital Resources

We had cash of approximately $50,000 at March 31, 2025 and December 31, 2024.

Net cash provided by operating activities for the three months ended March 31, 2025 was approximately $125,000, compared to approximately $136,000 for the three months ended March 31, 2024. The decrease in net cash provided by operating activities mainly resulted from the decrease in revenue and an increase in prepaid expense, partially offset by a decrease in interest receivable. Net cash provided by operating activities for the three-month periods ended March 31, 2025 and 2024 primarily resulted from our interest income.

Net cash used in financing activities for the three months ended March 31, 2025 was approximately $125,000, compared to approximately $132,000 for the three months ended March 31, 2024. Net cash used in financing activities for the three-month periods ended March 31, 2025 and 2024 reflected advances of excess cash to MBC for working capital and general corporate purposes. Amounts advanced to MBC are non-interest bearing and due on demand.

We had no cash provided by or used in investing activities for the three months ended March 31, 2025 or 2024.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MBC Funding II Corp. (Registrant)

Date: April 24, 2025	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: April 24, 2025	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

