Form 10-Q
period 2025-06-30
MBC FUNDING II CORP.
filed 2025-07-22
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________________ to _________________________________

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

As of July 22, 2025, the Issuer had a total of 100 shares of Common Stock, $.001 par value per share, outstanding.

MBC FUNDING II CORP.

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to that we may be unsuccessful in our efforts to refinance our Notes (as defined below), and the risk factors discussed in more detail in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as may be supplemented or amended from time to time, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in this report. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to MBC Funding II Corp., a New York corporation, and its predecessors.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)	(audited)
Assets
Loans receivable	$7,868,250	$8,774,250
Cash	66,890	50,393
Interest receivable on loans	73,021	80,965
Due from Parent company	1,951,762	820,612
Prepaid expense	12,500	—
Total assets	$9,972,423	$9,726,220

Liabilities and Stockholder’s Equity
Liabilities:
Senior secured notes (net of deferred financing costs of $59,443 and $96,985, respectively)	$5,940,557	$5,903,015
Accrued interest payable	15,000	15,000
Total liabilities	5,955,557	5,918,015

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—	—
Additional paid-in capital	100	100
Retained earnings	4,016,766	3,808,105
Total stockholder’s equity	4,016,866	3,808,205
Total liabilities and stockholder’s equity	$9,972,423	$9,726,220

The accompanying notes are an integral part of these condensed financial statements.

MBC FUNDING II CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Interest income from loans	$217,607	$232,010	$444,562	$464,398
Total revenue	217,607	232,010	444,562	464,398

Operating costs and expenses:
Interest and amortization of deferred financing costs	108,771	108,771	217,541	217,541
General and administrative expenses	8,864	3,975	17,710	8,184
Total operating costs and expenses	117,635	112,746	235,251	225,725
Income before income tax expense	99,972	119,264	209,311	238,673
Income tax expense	(650)	(650)	(650)	(650)
Net income	$99,322	$118,614	$208,661	$238,023

The accompanying notes are an integral part of these condensed financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2025

	Common Stock		Additional Paid in	Retained
	Shares	Amount	Capital	Earnings	Totals
Balance, April 1, 2025	100	$—	$100	$3,917,444	$3,917,544
Net income				99,322	99,322
Balance, June 30, 2025	100	$—	$100	$4,016,766	$4,016,866

FOR THE THREE MONTHS ENDED JUNE 30, 2024

	Common Stock		Additional Paid in	Retained
	Shares	Amount	Capital	Earnings	Totals
Balance, April 1, 2024	100	$—	$100	$3,444,844	$3,444,944
Net income				118,614	118,614
Balance, June 30, 2024	100	$—	$100	$3,563,458	$3,563,558

FOR THE SIX MONTHS ENDED JUNE 30, 2025

	Common Stock		Additional Paid in	Retained
	Shares	Amount	Capital	Earnings	Totals
Balance, January 1, 2025	100	$—	$100	$3,808,105	$3,808,205
Net income				208,661	208,661
Balance, June 30, 2025	100	$—	$100	$4,016,766	$4,016,866

FOR THE SIX MONTHS ENDED JUNE 30, 2024

	Common Stock		Additional Paid in	Retained
	Shares	Amount	Capital	Earnings	Totals
Balance, January 1, 2024	100	$—	$100	$3,325,435	$3,325,535
Net income				238,023	238,023
Balance, June 30, 2024	100	$—	$100	$3,563,458	$3,563,558

The accompanying notes are an integral part of these condensed financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$208,661	$238,023
Adjustment to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	37,541	37,541
Changes in operating assets:
Interest receivable on loans	7,944	10,321
Prepaid expenses	(12,500)	(2,500)
Net cash provided by operating activities	241,646	283,385

Cash flows from financing activities:
Advances to parent company, net	(225,149)	(239,564)
Net cash used in financing activities	(225,149)	(239,564)

Net increase in cash	16,497	43,821
Cash, beginning of period	50,393	39,969
Cash, end of period	$66,890	$83,790

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for taxes	$650	$650
Cash paid during the period for interest	$180,000	$180,000

Supplemental Schedule of Noncash Financing and Investing Activities:
Assignments of loans from Parent	$1,855,000	$3,340,000
Assigned loans repaid to Parent by borrowers	$2,761,000	$3,575,900

The accompanying notes are an integral part of these condensed financial statements.

MBC FUNDING II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2025

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

The Company may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 30 days prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by the Company as of June 30, 2025.

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

The Company’s principal executive officers consist of Assaf Ran, who serves as its Chief Executive Officer and President, and Vanessa Kao, who serves as its Chief Financial Officer. Each of Mr. Ran and Ms. Kao serve in similar functions with the Company’s parent, MBC and, as of June 30, 2025, own an aggregate of $704,000 and $288,000 of the Notes, respectively.

4. COMMERCIAL LOANS

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Note 3). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At June 30, 2025, the pool of mortgage loans was comprised of 14 loans with an aggregate outstanding principal balance of $7,868,250. At December 31, 2024, the pool of mortgage loans is comprised of 16 loans with an aggregate outstanding principal balance of $8,774,250.

The loans typically have a maximum initial term of 12 months, bear interest at a fixed rate of 10% to 12% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Credit risk profile as of June 30, 2025 and December 31, 2024:

Performing loans	Developers-Residential	Developers- Commercial	Developers-Mixed Use	Total outstanding loans
June 30, 2025	$4,838,250	$3,030,000	$—	$7,868,250
December 31, 2024 (audited)	$5,624,250	$3,030,000	$120,000	$8,774,250

At June 30, 2025, loans receivable from one borrower represented 19.5% of total loans receivable, with three individuals personally guaranteeing the loan. In addition, loans receivable from one other borrower represented 19.1% of total loans receivable, with two individuals personally guaranteeing the loan. Furthermore, loans receivable from another borrower represented 13.4% of total loans receivable. One individual personally guarantees the loan and is the sole owner of the borrower.

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

Net income from the Company’s reportable segment is as follows:

	Three Months Ended June,		Six Months Ended June,
	2025	2024	2025	2024
Revenue	$217,607	$232,010	$444,562	$464,398
Less:
Interest expense	90,000	90,000	180,000	180,000
Amortization of deferred financing costs	18,771	18,771	37,541	37,541
General and administrative expenses	8,864	3,975	17,710	8,184
Income tax expense	650	650	650	650
Net income	$99,322	$118,614	$208,661	$238,023

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

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At June 30, 2025, the pool of mortgage loans was comprised of 14 loans with an aggregate outstanding principal balance of $7,868,250.

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

Results of Operations

Three months ended June 30, 2025 compared to three months ended June 30, 2024

Total Revenue

Total revenues for the three months ended June 30, 2025 and 2024 of approximately $218,000 and $232,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC. The decrease in revenue was primarily attributable to a reduction in loans receivable, period over period.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the three months ended June 30, 2025 and 2024 of approximately $109,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2025 and 2024 of approximately $9,000 and $4,000, respectively, are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees. The increase is primarily due to an increase in the NYSE American listing fee.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

Total Revenue

Total revenues for the six months ended June 30, 2025 and 2024 of approximately $445,000 and $464,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC. The decrease in revenue was primarily attributable to a reduction in loans receivable, period over period.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the six months ended June 30, 2025 and 2024 of approximately $218,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2025 and 2024 of approximately $18,000 and $8,000, respectively, are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees. The increase is primarily due to an increase in the NYSE American listing fee.

Liquidity and Capital Resources

At June 30, 2025, we had cash of approximately $67,000 compared to cash of approximately $50,000 at December 31, 2024.

Net cash provided by operating activities for the six months ended June 30, 2025 was approximately $242,000, compared to approximately $283,000 for the six months ended June 30, 2024. The decrease in net cash provided by operating activities mainly resulted from the decrease in revenue and an increase in prepaid expense. Net cash provided by operating activities for the six months ended June 30, 2025 and 2024 primarily resulted from our interest income and amortization of deferred financing costs.

Net cash used in financing activities for the six months ended June 30, 2025 was approximately $225,000, compared to approximately $240,000 for the six months ended June 30, 2024. Net cash used in financing activities for the six months ended June 30, 2025 and 2024 reflected advances of excess cash to MBC for working capital and general corporate purposes. Amounts advanced to MBC are non-interest bearing and due on demand.

We had no cash provided by or used in investing activities for the three months ended June 30, 2025 or 2024.

Under the terms of the Indenture, the aggregate outstanding principal balance of the mortgage loans held by the Company, together with the Company’s cash on hand, must always equal at least 120% of the aggregate outstanding principal amount of the Notes at all times.

We believe that our current cash balances together with our cash flows from operations will be sufficient to fund our operations for the next 12 months.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025 (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MBC Funding II Corp. (Registrant)

Date: July 22, 2025	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: July 22, 2025	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

