Form 10-Q
period 2025-09-30
MBC FUNDING II CORP.
filed 2025-10-24
CIK 1664740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 24, 2025, the Issuer had a total of 100 shares of Common Stock, $.001 par value per share, outstanding.

MBC FUNDING II CORP.

Forward Looking Statements

This report contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the words “believe,” “expect,” “intend,” “estimate” and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial condition and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as “Cautionary Statements”), including but not limited to that we may be unsuccessful in our efforts to redeem our Notes (as defined below), and the risk factors discussed in more detail in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as may be supplemented or amended from time to time, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in this report. The accompanying information contained in this report, including the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to MBC Funding II Corp., a New York corporation, and its predecessors.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

MBC FUNDING II CORP.

BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)	(audited)
Assets
Loans receivable	$8,034,000	$8,774,250
Cash	62,575	50,393
Interest receivable on loans	68,676	80,965
Due from parent company	1,911,276	820,612
Prepaid expenses	27,337	—
Total assets	$10,103,864	$9,726,220

Liabilities and Stockholder’s Equity
Liabilities:
Senior secured notes (net of deferred financing costs of $40,672 and $96,985, respectively)	$5,959,328	$5,903,015
Accrued interest payable	15,000	15,000
Total liabilities	5,974,328	5,918,015

Stockholder’s equity:
Common shares - $.001 par value; 100 authorized, issued and outstanding	—	—
Additional paid-in capital	100	100
Retained earnings	4,129,436	3,808,105
Total stockholder’s equity	4,129,536	3,808,205
Total liabilities and stockholder’s equity	$10,103,864	$9,726,220

The accompanying notes are an integral part of these condensed financial statements.

MBC FUNDING II CORP.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Interest income from loans	$230,312	$228,985	$674,875	$693,385
Total revenue	230,312	228,985	674,875	693,385

Operating costs and expenses:
Interest and amortization of deferred financing costs	108,771	108,771	326,314	326,314
General and administrative expenses	8,871	3,862	26,580	12,046
Total operating costs and expenses	117,642	112,633	352,894	338,360
Income before income tax expense	112,670	116,352	321,981	355,025
Income tax expense	—	—	(650)	(650)
Net income	$112,670	$116,352	$321,331	$354,375

The accompanying notes are an integral part of these condensed financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

	Common Stock		Additional Paid in	Retained
	Shares	Amount	Capital	Earnings	Totals

Balance, July 1, 2025	100	$—	$100	$4,016,766	$4,016,866
Net income for the period				112,670	112,670
Balance, September 30, 2025	100	$—	$100	$4,129,436	$4,129,536

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

	Common Stock		Additional Paid in	Retained
	Shares	Amount	Capital	Earnings	Totals

Balance, July 1, 2024	100	$—	$100	$3,563,458	$3,563,558
Net income for the period				116,352	116,352
Balance, September 30, 2024	100	$—	$100	$3,679,810	$3,679,910

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

	Common Stock		Additional Paid in	Retained
	Shares	Amount	Capital	Earnings	Totals

Balance, January 1, 2025	100	$—	$100	$3,808,105	$3,808,205
Net income for the period				321,331	321,331
Balance, September 30, 2025	100	$—	$100	$4,129,436	$4,129,536

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common Stock		Additional Paid in	Retained
	Shares	Amount	Capital	Earnings	Totals

Balance, January 1, 2024	100	$—	$100	$3,325,435	$3,325,535
Net income for the period				354,375	354,375
Balance, September 30, 2024	100	$—	$100	$3,679,810	$3,679,910

The accompanying notes are an integral part of these condensed financial statements.

MBC FUNDING II CORP.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$321,331	$354,375
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	56,313	56,313
Changes in operating assets:
Interest receivable on loans	12,289	(3,029)
Prepaid expenses	(27,337)	(1,250)
Net cash provided by operating activities	362,596	406,409

Cash flows from financing activities:
Advances to parent company, net	(350,414)	(398,743)
Net cash used in financing activities	(350,414)	(398,743)

Net increase in cash	12,182	7,666
Cash, beginning of period	50,393	39,969
Cash, end of period	$62,575	$47,635

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for taxes	$650	$650
Cash paid during the period for interest	$270,000	$270,000

Supplemental Schedule of Noncash Financing and Investing Activities:
Assignments of loans from parent	$4,256,000	$4,165,000
Assigned loans repaid to parent by borrowers	$4,996,250	$3,965,900

The accompanying notes are an integral part of these condensed financial statements.

MBC FUNDING II CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2025

(unaudited)

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

3. SENIOR SECURED NOTES

The Notes are 6% senior secured notes, due April 22, 2026, and have a principal amount of $1,000 each. On April 25, 2016, the Company issued Notes in the IPO in the aggregate principal amount of $6,000,000 under the Indenture, dated April 25, 2016, among the Company, as Issuer, MBC, as Guarantor, and ClearTrust LLC (as successor by merger to Worldwide Stock Transfer, LLC), as Indenture Trustee (the “Indenture”). The Notes are listed on the NYSE American and trade under the symbol “LOAN/26”. Interest accrues on the Notes commencing on May 16, 2016. The accrued interest is payable monthly in cash, in arrears, on the 15th day of each calendar month commencing June 2016.

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

The Company may redeem the Notes, in whole or in part, at any time after April 22, 2019 upon at least 10 days’ and not more than 20 days’ prior written notice to the Noteholders. The redemption price will be equal to the outstanding principal amount of the Notes redeemed plus the accrued but unpaid interest thereon up to, but not including, the date of redemption, without penalty or premium. No Notes were redeemed by the Company as of September 30, 2025; however, the Company plans to redeem the Notes prior to their maturity with proceeds from a replacement or MBC’s existing credit facility.

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

The Company’s principal executive officers consist of Assaf Ran, who serves as its Chief Executive Officer and President, and Vanessa Kao, who serves as its Chief Financial Officer. Each of Mr. Ran and Ms. Kao serve in similar functions with the Company’s parent, MBC and, as of September 30, 2025, own an aggregate of $704,000 and $288,000 of the Notes, respectively.

4. COMMERCIAL LOANS

The Company purchased from MBC a pool of mortgage loans, originated and funded by MBC, each of which is secured by first priority liens on real property, free and clear of all liens and other security interests (see Note 3). To the extent any of the mortgages are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At September 30, 2025, the pool of mortgage loans was comprised of 12 loans with an aggregate outstanding principal balance of $8,034,000. At December 31, 2024, the pool of mortgage loans is comprised of 16 loans with an aggregate outstanding principal balance of $8,774,250.

The loans typically have a maximum initial term of 12 months, bear interest at a fixed rate of 10.5% to 12% per year, and provide for receipt of interest only during the term of the loan and a balloon payment at the end of the term.

Credit risk profile as of September 30, 2025 and December 31, 2024:

Performing loans	Developers- Residential	Developers- Commercial	Developers- Mixed Use	Total outstanding loans
September 30, 2025	$5,004,000	$3,030,000	$—	$8,034,000
December 31, 2024 (audited)	$5,624,250	$3,030,000	$120,000	$8,774,250

At September 30, 2025, loans receivable from one borrower represented 19.0% of total loans receivable, with three individuals personally guaranteeing the loan. In addition, loans receivable from one other borrower represented 18.7% of total loans receivable, with two individuals personally guaranteeing the loan. Furthermore, loans receivable from another borrower represented 12.5% of total loans receivable, with two individuals personally guaranteeing the loan.

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

Net income from the Company’s reportable segment is as follows:

	(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$230,312	$228,985	$674,875	$693,385
Less:
Interest expense	90,000	90,000	270,000	270,000
Amortization of deferred financing costs	18,771	18,771	56,314	56,314
General and administrative expenses	8,871	3,862	26,580	12,046
Income tax expense	—	—	650	650
Net income	$112,670	$116,352	$321,331	$354,375

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

We are a wholly-owned subsidiary of Manhattan Bridge Capital, Inc., a New York corporation (“MBC”), and were formed in December 2015 specifically for the purpose of the initial public offering (“IPO”) of the Notes (described below). On April 25, 2016, we sold $6,000,000 aggregate principal amount of our 6% Senior Secured Notes, due April 22, 2026 (the “Notes”), in our IPO for net proceeds of $5,200,000, after deducting the underwriting discounts and commissions and other offering expenses. The Notes are secured by a first priority lien on all of our assets, including, primarily, mortgage notes, mortgages and other transaction documents entered into in connection with first mortgage loans originated and funded by MBC, which we acquired from MBC pursuant to an asset purchase agreement. Under the terms of the indenture governing the Notes (the “Indenture”), the aggregate outstanding principal balance of the mortgage loans held by us, together with our cash on hand, must always equal at least 120% of the aggregate outstanding principal amount of the Notes at all times until the Notes are paid in full. In addition, MBC has guaranteed our obligations under the Notes and has secured that guaranty with a pledge of all of our outstanding common shares. We plan to redeem the Notes prior to their maturity with proceeds from a replacement or MBC’s existing credit facility, though we cannot assure you that we will be successful in doing so.

The Notes are listed on the NYSE American and trade under the symbol “LOAN/26”.

To the extent any of the mortgages acquired from MBC are satisfied in full, such mortgages will be replaced with one or more mortgages with similar aggregate principal amount. At September 30, 2025, the pool of mortgage loans was comprised of 12 loans with an aggregate outstanding principal balance of $8,034,000.

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

Results of Operations

Three months ended September 30, 2025 compared to three months ended September 30, 2024

Total Revenue

Total revenues for the three months ended September 30, 2025 and 2024 of approximately $230,000 and $229,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the three months ended September 30, 2025 and 2024 of approximately $109,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2025 and 2024 of approximately $9,000 and $4,000, respectively, are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees. The increase is primarily due to an increase in the NYSE American listing fee.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

Total Revenue

Total revenues for the nine months ended September 30, 2025 and 2024 of approximately $675,000 and $693,000, respectively, represent interest income on the secured commercial loans that we purchased from MBC. The decrease in revenue was primarily attributable to a reduction in loans receivable, period over period.

Interest and amortization of deferred financing costs

Interest and amortization of deferred financing costs for each of the nine months ended September 30, 2025 and 2024 of approximately $326,000 are attributable to the issuance of the Notes.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2025 and 2024 of approximately $27,000 and $12,000, respectively, are comprised of fees paid to the Indenture trustee and NYSE American LLC, as well as bank fees. The increase is primarily due to an increase in the NYSE American listing fee.

Liquidity and Capital Resources

At September 30, 2025, we had cash of approximately $63,000 compared to cash of approximately $50,000 at December 31, 2024.

Net cash provided by operating activities for the nine months ended September 30, 2025 was approximately $363,000, compared to approximately $406,000 for the nine months ended September 30, 2024. The decrease in net cash provided by operating activities mainly resulted from the decrease in revenue and an increase in prepaid expenses. Net cash provided by operating activities for the nine months ended September 30, 2025 and 2024 primarily resulted from our interest income and amortization of deferred financing costs.

Net cash used in financing activities for the nine months ended September 30, 2025 was approximately $350,000, compared to approximately $399,000 for the nine months ended September 30, 2024. The decrease in net cash used in financing activities primarily resulted from the decline in net income. Net cash used in financing activities for the nine months ended September 30, 2025 and 2024 reflected advances of excess cash to MBC for working capital and general corporate purposes. Amounts advanced to MBC are non-interest bearing and due on demand.

We had no cash provided by or used in investing activities for the nine months ended September 30, 2025 or 2024.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation and Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025 (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) are accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. EXHIBITS

Exhibit No.	Description
31.1	Chief Executive Officer Certification under Rule 13a-14
31.2	Chief Financial Officer Certification under Rule 13a-14
32.1*	Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350
32.2*	Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*	Furnished, not filed, in accordance with item 601(32)(ii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBC Funding II Corp. (Registrant)

Date: October 24, 2025	By:	/s/ Assaf Ran
Assaf Ran, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 24, 2025	By:	/s/ Vanessa Kao
Vanessa Kao, Chief Financial Officer
(Principal Financial and Accounting Officer)

